Form 10-Q
period 2019-09-30
Muzinich BDC, Inc.
filed 2019-11-14
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

450 Park Avenue

New York, NY 10022

(Address of principal executive offices)

(212) 888-3413

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 9,010 shares of common stock, $0.001 par value per share, outstanding as of November 14, 2019.

MUZINICH BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Muzinich BDC, Inc.
Statement of Assets and Liabilities
As of September 30, 2019
(Unaudited)

Assets:
Cash and cash equivalents	$901,000
Total Assets	$901,000

Liabilities:
Organizational and offering fees payable	$418,913
Professional fees payable	85,586
Accrued other general and administrative expenses	33,651
Total Liabilities	$538,150

Commitments and Contingencies (Note 4)	-

Net Assets:
Preferred Shares, $0.001 par value; 150,000 shares authorized; 0 shares issued and outstanding	$-
Common Shares, $0.001 par value; 5,000,000 shares authorized; 9,010 shares issued and outstanding	9
Additional paid-in capital	861,639
Total accumulated losses	(498,798)
Total Net Assets	$362,850
Total Liabilities and Net Assets	$901,000
Net Asset Value Per Share	$40.27

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.
Statement of Operations
(Unaudited)

For the Period August 7, 2019 (commencement of operations) through September 30, 2019

Expenses:
Organizational fees (Note 2)	$379,561
Professional fees	59,403
Directors’ fees and expenses	26,183
Other general and administrative expenses	33,651
Total Expenses	498,798
Net Investment Loss	(498,798)
Net Decrease in Net Assets Resulting from Operations	$(498,798)
Basic and diluted net investment loss per common share	$(55.36)
Basic and diluted net decrease in net assets resulting from operations	$(55.36)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 9)	9,010

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Changes in Net Assets
(Unaudited)

For the Period August 7, 2019 (commencement
of operations) through September 30, 2019
Decrease in Net Assets Resulting from Operations:
Net investment income (loss)	$(498,798)
Net Decrease in Net Assets Resulting from Operations	(498,798)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	861,648
Net Increase in Net Assets Resulting from Capital Share Transactions	861,648
Total Increase in Net Assets	362,850
Net Assets, Beginning of Period	-
Net Assets, End of Period	$362,850
Net asset value per share	$40.27
Common shares outstanding at the end of the period	9,010

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.
Statement of Cash Flows
(Unaudited)

For the Period August 7, 2019 (commencement
of operations) through
September 30, 2019
Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(498,798)
Changes in operating assets and liabilities:
Organizational fees payable	379,561
Professional fees payable	85,586
Accrued other general and administrative expenses	33,651
Net cash provided by operating activities	-
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	901,000
Net cash provided by financing activities	901,000
Net increase in cash and cash equivalents	901,000
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$901,000

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of September 30, 2019 (Unaudited)

		Interest	Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of Net
Portfolio Company	Industry	Rate	Date	Date	Par	Cost	Value	Assets

Other Assets in Excess of Liabilities (1)							362,850	100.0%
Net assets							$362,850	100.0%

(1)	The Company commenced operations on August 7, 2019. As of September 30, 2019, the Company has not commenced investment activities.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

Organization

Muzinich BDC, Inc. (the “Company”) is a Delaware corporation formed on May 29, 2019. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“the 1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the Securities and Exchange Commission (the “SEC”). Subject to the supervision of the Board of Directors, the Adviser manages the day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. The Company anticipates commencing investment activities during the 4th quarter of 2019.

The commitment period (“Commitment Period”) shall last for three years from the date of the first closing in respect of a Private Offering (the “Initial Closing”), subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year, in its discretion. The Company will terminate on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend the Company’s life for a maximum of two consecutive one year periods or (ii) the Adviser’s determination to terminate the Company upon full realization of the Company’s portfolio or if market opportunities are inadequate to support the Company’s ongoing operation.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Company.

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of September 30, 2019. For the period ended September 30, 2019, the Company incurred $379,561 in organization costs and $39,352 in offering costs.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than- not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service and the State of Delaware.

Company Common Stock Share Valuation

In accordance with the procedures adopted by our Board of Directors, the Net Asset Value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company will generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Company obtains these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, or otherwise by a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

The Company expects that there will not be readily available market values for most, if not all, of the investments which are or will be in the portfolio, and the Company will value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate or revise the valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Adviser;

(3)	The Board of Directors also engages independent valuation firms to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. At least a portion of the portfolio will be reviewed on a quarterly basis by third-party valuation firms and the entire portfolio will be reviewed at least annually by third-party valuation firms;

(4)	The Audit Committee of the Board of Directors reviews the preliminary valuations of the Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	The Board of Directors discusses the valuations and determines the fair value of each of the investments in good faith, based on the input of the Adviser, the independent valuation firms and the Audit Committee.

Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that the Company would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available at the reporting period date.

Interest and Dividend Income Recognition

Interest income is recorded on the accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex- dividend date for publicly-traded portfolio companies.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services provided vary by investment, but can include closing work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

Distributions to Stockholders

Distributions to stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, would be generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

Foreign Currency Translation

The Company’s books and records are maintained in U.S. dollars. Any foreign currency amounts are translated into U.S. dollars on the following basis:

1.	Fair value of investment securities, other assets and liabilities — at the exchange rates prevailing at the end of the applicable period; and

2.	Purchases and sales of investment securities, income and expenses — at the exchange rates prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized gain (loss) and net change in unrealized gain (loss) from investments and liabilities.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Topic 820. The amendments in ASU No. 2018-13 are the result of a broader disclosure project called FASB Concept Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The objective and primary focus of the project are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of the financial statements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU No. 2018-13. Management has adopted certain disclosures of ASU 2018-13 as permitted by the standard.

3.	Agreements and Related Party Transactions

Investment Management Agreement

The Company entered into an Investment Management Agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory service fees consist of a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s stockholders.

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents).

Incentive Fee

Pursuant to the Investment Management Agreement, the Company pays an incentive fee (the “Incentive Fee”) to the Adviser. The Incentive Fee will not be released to the Adviser until the liquidation of the Company’s portfolio. However, the Incentive Fee will accrue throughout the Company’s life; and the Company may set aside assets in anticipation of paying it. However, the Company does not intend to actually pay out the Incentive Fee to the Adviser until the end of the life of the Company.

In order to determine the size of the Incentive Fee, the Company will refer to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

For the avoidance of doubt, the Incentive Fee Calculation Methodology is not intended to describe the Company’s actual operations with respect to the making of distributions—and the Incentive Fee Calculation Methodology does not limit the Company’s ability to make distributions to stockholders over the life of the Company (other than the Company’s actual payment of the Incentive Fee upon liquidation of the Company). Rather, the Incentive Fee Calculation Methodology is a tool whose sole purpose is to calculate the size of the Incentive Fee.

To calculate the size of the Incentive Fee, the Company will refer to (1) the amounts and timing of stockholders’ contributions to the Company, and (2) the amounts and timing of the Company’s distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is:

(a)	First, the Company will make distributions to its stockholders until stockholders have received 100% of Contributed Capital (as defined below).

(b)	Second, the Company will make distributions to its stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, the Company will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by the Company under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that the Company distributes will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all stockholders in respect of their shares of common stock to the Company. All distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, to stockholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

The term “distribution” includes all distributions of the Company’s assets including in respect of proceeds from the full or partial realization of the Company’s investments and income from investing activities and may include amounts treated as return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

If the Investment Management Agreement is terminated prior to the termination of the Company (other than an instance in which the Adviser voluntarily terminates the agreement), the Company will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Investment Management Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all Investments were liquidated for their current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to stockholders and paid as Incentive Fee in accordance with the Incentive Fee Calculation Methodology, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. The Company will make the Termination Incentive Fee Payment in cash on or immediately following the date the Investment Management Agreement is so terminated.

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment.

For the period ended September 30, 2019 the Company did not accrue Management Fees or Incentive Fees.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Muzinich & Co., Inc. (“Muzinich”) an affiliate of the Adviser, pursuant to which Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Adviser intends to draw on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

4.	Commitments and Contingencies

As of September 30, 2019, the Company did not have unfunded commitments and was not subject to any material legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise. The Company may enter into certain credit agreements that include loan commitments where all or a portion of which may be unfunded. The Company is generally obligated to fund the unfunded loan commitments at the borrowers’ discretion. Funded portions of credit agreements would be presented on the Schedule of Investments. Unfunded loan commitments and funded portions of credit agreements are fair valued and unrealized appreciation or depreciation, if any, will be included in the accompanying Statement of Assets and Liabilities and Statement of Operations

5.	Investments

The Company commenced operations on August 7, 2019; however, for the period ending September 30, 2019, the Company has not entered into any investment activities.

6.	Fair Value of Investments

Fair value is defined as the price that the Company would receive upon selling an investment or paying to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment. Accounting guidance emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs.

The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date.

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

Pricing inputs and weightings applied to determine fair value require subjective determination. Accordingly, valuations do not necessarily represent the amounts that may eventually be realized from sales or other dispositions of investments.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of September 30, 2019, the Company did not hold securities that required fair valuation.

7.	Net Assets

Common Stock Issuances

On August 7, 2019, Muzinich & Co., Inc., an affiliate of the Adviser, committed to contribute $1,000 of capital to the Company. In exchange for this contribution, Muzinich & Co., Inc. received 10 shares of common stock of the Company at $100 per share. On September 25, 2019, the Company issued and sold 9,000 shares of its common stock at an aggregate purchase price of $900,000. The issuance of the shares of common stock was exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Distributions

For the period ended September 30, 2019 the Company did not declare distributions.

8.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2019, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the period ended September 30, 2019:

For the Period August 7, 2019 (commencement of operations) through September 30, 2019

Net decrease in net assets resulting from operations	$(498,798)
Weighted average common shares of common stock outstanding - basic and diluted	9,010
Earnings per common share - basic and diluted	$(55.36)

9.	Financial Highlights

The following per common share data has been derived from information provided in the unaudited financial statements. The following is a schedule of financial highlights for the period from August 7, 2019 (commencement of operations) to September 30, 2019:

For the Period August 7, 2019 (commencement of operations) through September 30, 2019
Per Common Share Operating Performance	$100.00
Net Asset Value, Beginning of Period

Results of Operations:
Net Investment Income(1)	(55.36)
Net Decrease in Net Assets Resulting from Operations	(55.36)

Capital Share Transactions
Issuance of Common Stock(2)	(4.37)
Net Decrease Resulting from Capital Share Transactions	(4.37)

Net Asset Value, End of Period	$40.27

Shares Outstanding, End of Period	9,010

Ratio/Supplemental Data
Net assets, end of period	$362,850
Weighted-average shares outstanding(3)	9,010
Total Return(4)	(59.73)%
Portfolio turnover(5)	0.00%
Ratio of operating expenses to average net assets (6)	434.96%
Ratio of net investment loss to average net assets (6)	(434.96)%

(1)	The per common share data was derived by using ending shares outstanding.
(2)	Represents offering costs charged to paid-in capital.
(3)	Calculated for the period September 25, 2019, the date of the first external issuance of shares, through September 30, 2019.
(4)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period. Total return is not annualized.
(5)	The Company commenced operations on August 7, 2019, with the issuance of shares to the initial shareholder. As of September 30, 2019, the Company has not commenced investment activities. Portfolio turnover is not annualized.
(6)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $379,561 of Organizational Expenses, which were deemed to be non-recurring.

10.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. On November 6, 2019, the Company called capital from existing commitments, in the amount of $7,086,875.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich BDC, Inc., and the “Adviser” refers to Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

●	our business prospects and the prospects of our prospective portfolio companies;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Part II Item 1A. Risk Factors” and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-Q because we are an investment company.

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. The Company has elected to be treated as a BDC under the Investment Company Act, and intends to elect to be treated as a regulated investment company for federal income tax purposes. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

The Company commenced operations on August 7, 2019; however, for the period ending September 30, 2019, the Company did not commence investment activities. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Revenues

We plan to generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Primary operating expenses will include those related to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to the NAV (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expense, incurred by the Adviser, or members of Muzinich, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing rights;

●	costs of the offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of research and market data;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our chief compliance officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We may also enter into a credit facility or other debt arrangements to partially fund our operations, and could incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have had limited operating history and have not commenced investment activity, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Capital Resources and Borrowings

We anticipate cash to be generated from drawdowns in respect of capital committed by investors in Private Offerings, and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). On August 14, 2019, the Company’s initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter in offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification testing. The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Regulation as a Private Business Development Company

We have filed an election to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act.

In addition, the Investment Company Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the Investment Company Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) more than 50% of the outstanding voting securities of such company.

Any issuance of preferred stock must comply with the requirements of the Investment Company Act. The Investment Company Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

Certain other matters under the Investment Company Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under those limits, we generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the Investment Company Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the Investment Company Act are also subject to certain of the limits under the Investment Company Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

An “eligible portfolio company” is defined in the Investment Company Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(c)	satisfies any of the following:

●	does not have any class of securities listed on a national securities exchange or has a class of securities listed on a national securities exchange but has an aggregate market value of outstanding common equity of less than $250 million;

●	is controlled by a BDC or a group of companies including a BDC, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to the Company’s business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Financial Condition, Liquidity and Capital Resources

As the Company has not yet commenced investment operations, there have been no substantial transactions to date. We expect to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. The Company’s primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. The Company has the authority to issue 5,000,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 150,000 shares of preferred stock at a $0.001 per share par value.

In conjunction with the Company’s formation, the Company issued and sold 10 Shares to Muzinich & Co., Inc., an affiliate of the Adviser for an aggregate purchase price of $1,000. These Shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(2) of the 1933 Act. On September 25, 2019, the Company issued and sold 9,000 shares of its common stock at an aggregate purchase price of $900,000.

Contractual Obligations. As of September 30, 2019, the Company has not commenced investment operations.

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser under which the Adviser will: determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determine the assets we will originate, purchase, retain or sell; closely monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and provide us with such other investment advice, research and related services as we may, from time to time, require. For these services, we will pay the Adviser the Management Fees and Incentive Fees described under the heading “Compensation of Adviser” below.

We have also entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator will provide the administrative and recordkeeping purposes services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services with respect to the Company.

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with the procedures adopted by our Board of Directors, the NAV per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we will generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by our Board of Directors market quotations are generally used to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by or under the direction of our Board of Directors using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Adviser;

(3)	Our Board of Directors also engages independent valuation firms to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. At least a portion of our portfolio will be reviewed on a quarterly basis by third-party valuation firms and our entire portfolio will be reviewed at least annually by third-party valuation firms;

(4)	The Audit Committee of our Board of Directors reviews the preliminary valuations of the Adviser and that of the independent valuation firms and responds and supplements the valuation recommendations of the independent valuation firms to reflect any comments; and

(5)	Our Board of Directors discusses the valuations and determines the fair value of each of our investments in good faith, based on the input of our Adviser, the independent valuation firms and the Audit Committee.

Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We have elected to be a BDC under the Investment Company Act. We also intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

Security Transactions, Realized/Unrealized Gains or Losses, and Income Recognition.

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the avoidance of doubt, the Management Fee payable in respect of the Company’s first quarter (i.e., the period beginning on the initial drawdown date and ending on the last day of the quarter in which the initial drawdown date occurred) will be equal to 0.25% of the average of the Company’s NAV at the end of such quarter. For the period ended September 30, 2019 the Company did not incur Management Fees or Incentive Fees. The Management Fee for any partial quarter will be appropriately prorated.

Management Fees are generally expected to be paid using available funds quarterly, in which case these payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments in order to pay Management Fees, and any such draw down amounts would reduce unfunded capital commitments.

Incentive Fee. Pursuant to the Investment Management Agreement, we will pay an incentive fee (the “Incentive Fee”) to the Adviser. The Incentive Fee will not be released to the Adviser until the liquidation of the Company’s portfolio. The Incentive Fee will accrue as a liability on the Company’s statement of assets and liabilities throughout the life of the Company, and the Company may set aside assets in anticipation of paying it. However, the Company does not intend to actually pay out the Incentive Fee to the Adviser until the end of the life of the Company.

In order to determine the size of the Incentive Fee, the Company will refer to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

For the avoidance of doubt, the Incentive Fee Calculation Methodology is not intended to describe the Company’s actual operations with respect to the making of distributions—and the Incentive Fee Calculation Methodology does not limit the Company’s ability to make distributions to stockholders over the life of the Company (other than the Company’s actual payment of the Incentive Fee upon liquidation of the Company). Rather, the Incentive Fee Calculation Methodology is a tool whose sole purpose is to calculate the size of the Incentive Fee.

To calculate the size of the Incentive Fee, the Company will refer to (1) the amounts and timing of stockholders’ contributions to the Company, and (2) the amounts and timing of the Company’s distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is:

(a)	First, the Company will make distributions to its stockholders until stockholders have received 100% of Contributed Capital (as defined below).

(b)	Second, the Company will make distributions to its stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, the Company will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by the Company under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that the Company distributes will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all stockholders in respect of their shares of common stock to the Company. All distributions (or deemed distributions), including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, to stockholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

The term “distribution” includes all distributions of the Company’s assets including in respect of proceeds from the full or partial realization of the Company’s investments and income from investing activities and may include amounts treated as return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2019.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of September 30, 2019.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 1A. Risk Factors

As of September 30, 2019, there have been no material changes from the risk factors set forth in Amendment No. 2 of our Registration Statement on Form 10 filed with the SEC on August 16, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended September 30, 2019, the Company issued and sold 9,010 shares of its common stock at an aggregate purchase price of $901,000. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: November 14, 2019	By:	/s/ Eric A. Green
		Name:	Eric A. Green
		Title:	Chief Executive Officer

Date: November 14, 2019	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer