Form 10-K
period 2019-12-31
Muzinich BDC, Inc.
filed 2020-03-27
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

450 Park Avenue

New York, NY 10022

(Address of principal executive offices)

(212) 888-3413

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The issuer had 399,879 shares of common stock, $0.001 par value per share, outstanding as of March 27, 2020.

MUZINICH BDC, INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2019

i

PART I.

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We intend to elect to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we will be required to comply with certain regulatory requirements.

We have conducted and expect to conduct private offerings (“Private Offerings”) of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock were and will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act who represent that (i) if a natural person (including participants in individual retirement accounts), they have (a) an individual net worth, or joint net worth with their spouse, in excess of $1 million excluding the value of such individual’s primary residence, or (b) an income (exclusive of any income attributable to their spouse) in excess of $200,000 in each of the two most recent years, or joint income with their spouse in excess of $300,000 in each of the two most recent years, and have a reasonable expectation of reaching the same income level in the current year; or (ii) if an entity, including a corporation, foundation, endowment, partnership, or limited liability company or trust, they have total assets in excess of $5 million and they were not formed for the specific purpose of acquiring the securities offered (or each equity owner meets the accredited investor requirements for an individual).

We have entered and expect to enter into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the Investment Company Act. At the end of the period beginning on the initial closing in respect of a Private Offering (the “Initial Closing”) and ending on the third anniversary thereof, which period may be extended by our Board of Directors (“Board” or “Board of Directors”) for one year in its discretion (such period, including any such extension thereof, the “Commitment Period”), investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on common stock issuances.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We intend to invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We will seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. In this Form 10-K, we generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $5 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We expect to invest in both primary origination investments as well as open-market secondary purchases. We expect to source our primary origination investments through our Adviser’s (as defined below) and its affiliates’ network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including investments in cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year). From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between 3 and 8 years and to generally range in size between $10 and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms and gaming, and businesses with significant technology risk.

The Adviser – Muzinich BDC Adviser, LLC

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”, and together with the Adviser and their other affiliates, collectively “Muzinich”). Our Adviser is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC. Subject to the supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services.

Our Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement (as defined below). Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

The Board of Directors

Our Board of Directors has ultimate authority as to our investments, but it delegates authority to our Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Certificate of Incorporation, (the “Certificate of Incorporation”), the number of directors of the Company will be fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of the Company, of our Adviser or of any its respective affiliates, as defined in the Investment Company Act (the “Independent Directors”). Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes have initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Investment Management Agreement

We have entered into an Investment Management Agreement with the Adviser (the “Investment Management Agreement”), under which the Adviser:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

●	determines the assets we will originate, purchase, retain or sell;

●	closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and

●	provides us with such other investment advice, research and related services as we may, from time to time, require.

The Adviser’s services under the Investment Management Agreement are not exclusive, and it is free to furnish similar or other services to others so long as its services to us are not impaired.

The Investment Management Agreement has been approved by our Board.

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the avoidance of doubt, the Management Fee payable in respect of the Company’s first quarter (i.e., the period beginning on the initial drawdown date and ending on the last day of the quarter in which the initial drawdown date occurred) will be equal to 0.25% of the average of the Company’s NAV at the end of such quarter. The Management Fee for any partial quarter will be appropriately prorated.

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

Administration Agreement and Fund Accounting Agreement

We have also entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” or the “Administrator”), pursuant to which U.S. Bank provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the company. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

The Administration Agreement has been approved by our Board.

General Portfolio Composition and Investment Strategy

As noted above, we expect to invest in both primary origination investments as well as open-market secondary purchases. We expect to source our primary origination investments through Muzinich’s network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year). From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between 3 and 8 years and to generally range in size between $10 and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms and gaming, and businesses with significant technology risk.

Market Opportunity

We believe that current market conditions and certain regulatory changes have combined to create an attractive investment environment for us. Specifically:

●	Declining Number of Traditional Financing Sources: A recent trend within the banking sector has seen the combination of local and regional banks into larger, money center banks. Local and regional banks have historically focused on providing capital to middle-market companies, whereas money center banks have historically focused on lending, and providing ancillary services, to large corporate clients to whom they can deploy larger amounts of capital more efficiently. We believe that this consolidation has resulted in fewer bank lenders willing to focus on lending to the U.S. middle-market, and reduced accordingly fewer financing options for the companies we target.

●	Limited Availability of Capital for Middle-Market Companies: We believe that regulatory changes have reduced the availability of capital to middle-market companies. Specifically, the implementation of various industry regulations and/or standards, including but not limited to the Basel III accord, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and leveraged lending guidelines and regulations implemented by the Federal Reserve, has significantly increased the capital and liquidity requirements for banks, decreasing their capacity to originate and/or hold non-investment grade loans on their balance sheets. While the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies have been largely unable to access those markets as they tend to fail to meet the size and liquidity requirements imposed by the institutional investor community.

●	Broad Opportunity Set: With an estimated 200,000 middle-market companies seeking access to debt capital to support growth, there is significant opportunity to provide debt financing for high quality middle-market businesses in today’s market. The opportunity is further enhanced by the increased amount of capital invested in recent years in private equity as an asset class, because private equity firms tend to work in-tandem with debt financing providers to purchase and grow portfolio companies. In addition, we believe middle-market companies are increasingly looking abroad for growth opportunities. Accordingly, we believe that having the capabilities to support such endeavors will create additional opportunities for lenders.

●	Diligence and Monitoring Capabilities: Lending to middle-market companies requires in-depth due diligence, broad underwriting capabilities, and extensive ongoing monitoring. Due to the lack of publicly available information, lending to middle market companies tends to be labor intensive and informed by past transaction experience.

●	Premium Pricing: The reduced availability of credit to middle-market companies typically results in an increased interest rate, or pricing, of loans for middle-market borrowers. In addition, recent loans to middle-market companies have often included meaningful upfront fees and prepayment protections, both of which should enhance the profitability of new loans to lenders.

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

We expect to use the industry information of Muzinich’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of our Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Monitoring

We view active portfolio monitoring as a vital part of our investment process and are committed to a value-oriented philosophy implemented by our Adviser. Our Adviser seeks to minimize the risk of capital loss while also striving for capital appreciation. Generally, we seek to draw on our Adviser’s and its affiliates’ experience and access to market information to identify investment opportunities and to structure investments.

Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments. Our Adviser’s private debt investment team intends to review the financial statements and/or financial projections on such frequency as they are made available by our portfolio companies and to assess the success of our portfolio companies in adhering to their business plans and in complying with their contractual covenants. Our Adviser further intends to contact management of our portfolio companies and, if appropriate, the financial or strategic sponsor to enhance our understanding of their financial position, requirements and/or accomplishments. Furthermore, our Adviser may seek to attend and participate in the board meetings of our portfolio companies.

Fees and Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser and its affiliates.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to the NAV (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expense, incurred by the Adviser, or members of Muzinich, or payable to third parties, performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights;

●	costs of research and market data;

●	costs of the offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our chief compliance officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, the Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Adviser for such amounts paid on our behalf. There is no contractual cap on the reasonable costs and expenses for which the Adviser will be reimbursed. All of the expenses discussed above will ultimately be borne by our stockholders.

Capital Resources and Borrowings

We anticipate cash to be generated from drawdowns in respect of capital committed by investors in the Initial Closing and subsequent closings in respect of Private Offerings, and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). On August 14, 2019, the Company’s initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including the Diversification Tests (as defined below). The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings

We have conducted and will conduct Private Offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. The shares of common stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act who represent that (i) if a natural person (including participants in individual retirement accounts), they have (a) an individual net worth, or joint net worth with their spouse, in excess of $1 million excluding the value of such individual’s primary residence, or (b) an income (exclusive of any income attributable to their spouse) in excess of $200,000 in each of the two most recent years, or joint income with their spouse in excess of $300,000 in each of the two most recent years, and have a reasonable expectation of reaching the same income level in the current year; or (ii) if an entity, including a corporation, foundation, endowment, partnership, or limited liability company or trust, they have total assets in excess of $5 million and they were not formed for the specific purpose of acquiring the securities offered (or each equity owner meets the accredited investor requirements for an individual).

We have entered and will enter into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company.

After the Initial Closing, we expect to hold additional closings that may occur from time to time as determined by us. In the event that we enter subscription agreements with one or more investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board of Directors (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by our Board of Directors prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the NAV per share of our common stock in accordance with the limitations under Section 23 of the Investment Company Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the NAV per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the Investment Company Act. At the end of the Commitment Period, investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

Regulation as a Private Business Development Company

We have elected to be treated as a BDC under the Investment Company Act. As with other companies regulated by the Investment Company Act, a BDC must adhere to certain substantive regulatory requirements. The Investment Company Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the Investment Company Act.

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

Limitations on Leverage

As a BDC, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). On August 14, 2019, the Company’s initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

Ongoing Relationships with Portfolio Companies

We view active portfolio monitoring as a vital part of our investment process and are committed to a value-oriented philosophy implemented by our Adviser. Our Adviser seeks to minimize the risk of capital loss while also striving for capital appreciation. Generally, we seek to draw on our Adviser’s and its affiliates’ experience and access to market information to identify investment opportunities and to structure investments.

Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments. Our Adviser’s private debt investment team intends to review the financial statements and/or financial projections on such frequency as they are made available by our portfolio companies and to assess the success of our portfolio companies in adhering to their business plans and in complying with their contractual covenants. Our Adviser further intends to contact management of our portfolio companies and, if appropriate, the financial or strategic sponsor to enhance our understanding of their financial position, requirements and/or accomplishments. Furthermore, our Adviser may seek to attend and participate in the board meetings of our portfolio companies.

Valuation

In accordance with the procedures adopted by our Board of Directors, the NAV per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by our Board of Directors, market quotations are generally used to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, or otherwise from a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplate a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

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

Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash items, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty on the last day of each calendar quarter, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, except in limited circumstances, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which magnify the potential for gain or loss and may increase the risk of investing in us.”

Code of Ethics

The Company and the Adviser have each adopted a single code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

Compliance Policies and Procedures

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. As a BDC, we are required to have filed a registration statement under the Exchange Act. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will have to certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports will have to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management will in the future be required to prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. These guidelines will be reviewed periodically by our Adviser and our Independent Directors will receive a copy annually. Accordingly, these guidelines are subject to change.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, our Adviser recognizes that conflicts of interest may arise from time to time in relation to proxy voting requirements. A conflict between our Adviser and any client can arise in a number of situations. The following non-exclusive examples illustrate conflicts of interest that could arise:

●	a failure to vote in favor of a position supported by management may harm our relationship or our Adviser’s relationship with the company;

●	a failure to vote in favor of a particular proposal may harm our relationship or our Adviser’s relationship with the proponent of the proposal;

●	a failure to vote for or against a particular proposal may adversely affect a business or personal relationship, such as when an officer of our Adviser has a spouse or other relative who serves as a director of the company, is employed by the company or otherwise has an economic interest therein; or

●	conflicts arising from investment positions held by other clients of our Adviser and/or its affiliates.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Our Adviser intends to vote proxies or similar corporate actions in accordance with the best interests of our stockholders, taking into account such factors as it deems relevant in its sole discretion.

Privacy Principles

As a BDC and its registered investment adviser, each of the Company and our Adviser, respectively, has adopted policies and procedures to protect the “nonpublic personal information” (“NPI”) of investors. Each of the Company and our Adviser takes seriously its responsibility to maintain the confidentiality of investor information. In the course of its capital raising, asset management and related operational activities, each of the Company and our Adviser gains access to non-public information about investors in the Company. Such information may include personal financial and account information, and data or analyses derived from such non-public personal information (collectively referred to as “Confidential Investor Information”).

The Company and our Adviser do not share Confidential Investor Information with any third parties, except in the following circumstances:

●	As necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. The Company and/or our Adviser will require that any financial intermediary, agent or sub-contractor utilized by the Company and/or our Adviser (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by the Company and/or our Adviser only for the performance of the specific service requested by the Company and/or our Adviser.

●	As required by regulatory authorities or law enforcement officials who have jurisdiction over the Company and/or our Adviser, or as otherwise required or permitted by any applicable law. In the event the Company and/or our Adviser is compelled to disclose Confidential Investor Information, the Company and/or our Adviser, if permitted by law, may provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and the Company and/or our Adviser is compelled to disclose Confidential Investor Information, the Company and/or our Adviser shall disclose only such information, and only in such detail, to the extent legally required as determined in its reasonable judgment.

●	To the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

The Company and our Adviser restrict access to Confidential Client Information to those personnel who need to know such information to provide services to clients.

Reporting Obligations

We will furnish our stockholders with annual reports containing audited financial statements, quarterly reports, and such other reports as we determine to be appropriate or as may be required by law. We are required to comply with all reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Because we do not currently maintain a corporate website, we do not intend to make available on a website our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. We do, however, provide electronic or paper copies of our filings free of charge upon request.

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations”, the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, Non-U.S. stockholders (as defined below) engaged in a trade or business in the United States or entitled to claim the benefits of an applicable income tax treaty, persons who have ceased to be U.S. citizens or to be taxed as residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof, including, for this purpose, the District of Columbia;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is not a U.S. stockholder or a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership, or other entity or arrangement treated as a partnership for U.S. federal income tax purposes, holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to each stockholder of the ownership and disposition of shares of our common stock will depend on the facts of his, her or its particular situation. You should consult your own tax adviser regarding the specific tax consequences of the ownership and disposition of shares of our common stock to you, including tax reporting requirements, the applicability of U.S. federal, state and local tax laws and non-U.S. tax laws, eligibility for the benefits of any applicable income tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We have elected to be considered a BDC under the Investment Company Act. We intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income (determined without regard to the dividends paid deduction), which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (generally, net long-term capital gain in excess of net short-term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We generally will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any net ordinary income and capital gains in excess of capital losses recognized, but not distributed, in preceding calendar years (the “Excise Tax Avoidance Requirement”). We will not be subject to the U.S. federal excise tax on amounts on which we are required to pay U.S. federal income tax (such as retained net capital gains). Depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay the applicable U.S. federal excise tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the Investment Company Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

●	at least 50% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

●	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such original issue discount or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes).

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the Investment Company Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1 Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or subject us to the 4% U.S. federal excise tax.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses, and use them to offset future capital gains, indefinitely. As a result of these limits on the deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years. In addition, if future capital gains are offset by carried forward capital losses, such future capital gains are not subject to any corporate-level U.S. federal income tax, regardless of whether they are distributed to our stockholders. Accordingly, we do not expect to distribute any such offsetting capital gains.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we failed to satisfy the 90% Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year, we might nevertheless continue to qualify as a RIC for such taxable year if certain relief provisions of the Code applied (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we failed to qualify for treatment as a RIC and such relief provisions did not apply to us, we would be subject to U.S. federal income tax on all of our taxable income at regular corporate U.S. federal income tax rates (and we also would be subject to any applicable state and local taxes), regardless of whether we make any distributions to our stockholders. We would not be able to deduct distributions to our stockholders, nor would distributions to our stockholders be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to our U.S. stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the 20% maximum rate applicable to individuals and other non-corporate U.S. stockholders, to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. stockholders that are corporations for U.S. federal income tax purposes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain.

Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one taxable year prior to disqualification and that requalify as a RIC no later than the second taxable year following the non-qualifying taxable year, we could be subject to U.S. federal income tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized during the 5-year period after our requalification as a RIC, unless we made a special election to pay corporate-level U.S. federal income tax on such net built-in gains at the time of our requalification as a RIC. We may decide to be taxed as a regular corporation even if we would otherwise qualify as a RIC if we determine that treatment as a corporation for a particular taxable year would be in our best interests.

Our Investments — General

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that we will be eligible for any such tax elections or that any adverse effects of these provisions will be mitigated.

Gain or loss recognized by us from warrants or other securities acquired by us, as well as any loss attributable to the lapse of such warrants, generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long we held a particular warrant or security.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Requirements.

We may invest a portion of our net assets in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income or excise tax.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Stockholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market our shares in a PFIC at the end of each taxable year (as well as certain other dates prescribed in the Code); in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in such value included in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “— Taxation as a RIC” above.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities are generally treated as ordinary income or loss. Similarly, gains or losses on foreign currency-denominated forward, futures and option contracts, as well as certain financial instruments, and the disposition of debt obligations denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC for failure to satisfy the 90% Income Test, one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes may be employed to earn such income and (if applicable) hold the related asset. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

Item 1A. Risk Factors

An investment in our common stock involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Form 10-K. If any of the circumstances described in any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our NAV and the price per share of our common stock could decline significantly, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have little operating history.

We were formed in May 2019. As a result of a short operating history, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. The results of any other funds or accounts managed by our Adviser or any of its affiliates, which have or have had an investment program which is similar to, or different from, our investment program may not be indicative of the results that we may achieve. We have and expect to have a different investment portfolio and expect to employ different investment strategies and techniques from such other funds and accounts. Accordingly, our results may differ from and are independent of the results obtained by such other funds and accounts.

We anticipate that it could take some time to invest substantially all of the capital we have raised at the Initial Closing and may raise at subsequent closings in respect of Private Offerings due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle-market companies. During the start-up period, we may invest proceeds from time to time in temporary investments, such as cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer, to comply with the RIC diversification requirements. These investments are expected to earn yields substantially lower than the interest, dividend or other income that we seek to receive from suitable portfolio investments. We may not be able to pay any significant dividends during this period, and any such dividends may be substantially lower than the dividends we expect to pay when our portfolio is fully invested. We will pay a management fee to our Adviser throughout this interim period irrespective of our performance. If the management fee and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our Adviser and its management have no prior experience managing a BDC.

Although Muzinich and its investment team are experienced in managing portfolios of assets in which we expect to invest, they have no prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage a BDC may differ from those previously employed by Muzinich and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or other entities or companies that Muzinich’s investment team or Muzinich advised in the past, and we caution you that our investment returns could be substantially lower than the returns achieved by other clients of Muzinich.

Our day-to-day investment operations are managed by the Adviser. Pursuant to its Resource Sharing Agreement with Muzinich & Co., our Adviser has access to Muzinich’s team of experienced investment professionals. Our Adviser may hire additional investment professionals to provide services to us, based upon its needs.

Under the Investment Company Act, BDCs are generally required to invest at least 70% of their total assets in securities of qualifying U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Our Adviser and its investment team have limited experience in managing this type of portfolio, which may hinder their respective abilities to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The Investment Company Act imposes numerous constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in securities of qualifying assets. Any failure to comply with the requirements imposed on BDCs by the Investment Company Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Our Adviser believes that most of our portfolio company investments will constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the Investment Company Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and may not be able to take advantage of attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, which could result in the dilution of our position.

In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the Investment Company Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

Although we intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain financial covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

●	The 90% Income Test requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The Asset Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We will be dependent upon management personnel of Muzinich, and Muzinich’s ability to attract and retain talented personnel, for our future success.

Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich & Co., Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Accordingly, we depend on the experience, diligence, skill and network of business contacts of Muzinich and its investment team. Muzinich’s investment team, together with other investment professionals that our Adviser may retain in the future, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success may significantly depend on the continued service and coordination of Muzinich’s senior investment professionals. If Muzinich was to lose the services of these individuals, our Adviser’s ability to service us could be adversely affected and could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that our Adviser will remain our Adviser or that we will continue to have access to Muzinich or its investment professionals. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; the termination of the Resource Sharing Agreement may have a material adverse consequence on the Company’s operations.

Additionally, our ability to achieve our investment objective will depend on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. To accomplish this on a cost-effective basis, our Adviser must provide competent, attentive and efficient services to us. Our officers and the investment professionals of our Adviser have substantial responsibilities in connection with their roles at Muzinich and with respect to other clients of Muzinich, as well as with respect to the Adviser’s responsibilities under the Investment Management Agreement. We may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, could be substantial and may slow the rate of investment. Therefore, in order to grow, our Adviser (and its affiliates) may need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that they will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, our ability to grow requires that Muzinich attracts and retains new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including other investment advisers and/or financial services companies, with which Muzinich competes for experienced personnel have greater resources than it has.

Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

Our Adviser and its affiliates, officers, investment professionals and employees serve or may serve as investment advisers, officers, directors or principals of entities or private funds that operate in the same or a related line of business as us and/or of private funds managed by our Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. Moreover, our Adviser has entered into a Resource Sharing Agreement with Muzinich & Co. whereby Muzinich & Co. provides our Adviser with the resources — including the relevant individuals — necessary to fulfill its obligations under the Investment Management Agreement. Although the Adviser and these individuals will devote as much time to the management of our investments as they deem appropriate to perform their duties in accordance with the Investment Management Agreement and in accordance with reasonable commercial standards, the investment professionals of the Adviser may have conflicts in allocating their time and services among us and those entities or private funds. Our Adviser and its affiliates are not restricted from managing and/or forming additional funds, from entering into investment advisory relationships or from engaging in certain other business activities, even though such activities may involve substantial time and resources of our Adviser and its professional staff. These activities may be viewed as creating a conflict of interest.

In addition, we note that any investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Furthermore, pursuant to the Resource Sharing Arrangement, our Adviser relies upon Muzinich & Co. to provide it with resources so as to enable it to fulfill its obligations under the Investment Management Agreement. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Our ability to grow depends on our ability to raise additional capital.

We will need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital, which could result in us being unable to structure our investment portfolio as anticipated. The returns achieved on these investments may also be reduced as a result of allocating our expenses over a smaller asset base.

We expect to use debt financing and issue additional securities to fund our growth, if any. Unfavorable economic or general market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any. In addition, difficulty raising capital on favorable terms may arise due to circumstances that are beyond our control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a general economic downturn or any potential operational problem that affects us or our third-party service providers, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, under specified conditions, we will be permitted to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Furthermore, additional equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. We cannot assure you that we will be able to obtain lines of credit, issue additional securities or otherwise raise additional capital at all or on terms acceptable to us.

We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

We may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of our investment strategy. Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock dividend payments. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Furthermore, any credit agreement or other debt financing agreement into which we may enter may impose financial and operating covenants that restrict our investment activities, our ability to call capital, remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments, without regard to the underlying value of their investment.

Lastly, we may be unable to obtain our desired leverage, which would, in turn, affect your return on investment.

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

We do not seek to compete primarily based on the interest rates we offer, and our Adviser believes that some of our competitors may make loans with interest rates that are comparable to or lower than the rates we offer. Rather, we seek to differentiate ourselves from our competitors based on our reputation in the market, existing investment platform, the seasoned investment professionals of our Adviser, our experience and focus on middle-market companies, disciplined investment philosophy, extensive industry focus and relationships and flexible transaction structuring. We may, however, lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we do match our competitors’ pricing, terms and structure, on the other hand, we may experience decreased net interest income and increased risk of credit loss. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments.

Furthermore, our business model depends to a significant extent upon strong referral relationships to generate investment opportunities. We depend upon Muzinich to maintain its relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Muzinich fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom Muzinich has relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities for us in the future.

Even if the value of your investment declines, the management fee will still be payable.

Even if the value of your investment declines, the management fee will still be payable. The management fee is calculated as a percentage of average net assets calculated based on our net assets at the end of each of the two most recently completed calendar quarters (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company). Accordingly, the management fee is payable regardless of whether the value of our net assets and/or your investment has decreased.

In addition, the incentive fee payable by us to our Adviser may create an incentive for our Adviser to incur leverage or to make certain investments that are riskier or more speculative than those that might have been made in the absence of such a compensation arrangement. Our Adviser receives the incentive fee based on the return of our investment portfolio. As a result, our Adviser may have an incentive to invest in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Certain investors will be limited in their ability to make significant investments in us.

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the Investment Company Act generally are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

After the Initial Closing, certain stockholders own a significant portion of our common stock. Therefore, these entities may be able to exert influence over our management and policies and may have significant voting influence on votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock, should a market for our common stock develop.

We may determine to fund a portion of our investments in the future with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

Preferred stock, which is a form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our Board of Directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects may adversely affect our business and impact our ability to make distributions.

Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.

Our Adviser has the right, under the Investment Management Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions (including dividends on our preferred stock, if any) are likely to be adversely affected, and the market price of our common stock may decline. Moreover, pursuant to the Resource Sharing Agreement, Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Investment Management Agreement, and such Resource Sharing Agreement may itself be terminated on 60 days’ notice. If Muzinich & Co. were to so terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternate means of fulfilling its obligations under the Investment Management Agreement, or to resign.

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Investment Management Agreement.

Pursuant to the Investment Management Agreement, our Adviser and its respective directors, stockholders, officers, employees or controlling persons will not be liable to us for their acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, or by reason of their reckless disregard of their obligations and duties under the Investment Management Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our ability to enter into transactions with our affiliates will be restricted.

As a BDC, we are prohibited under the Investment Company Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the Investment Company Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The Investment Company Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

We expect to co-invest on a concurrent basis with accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. If our Adviser decides not to proceed with an investment on our behalf, then the diligence expenses and related costs will be allocated between us and the other applicable entities. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, our Adviser and Muzinich have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations. Any such order, if issued, would be subject to certain terms and conditions and there can be no assurance that any such order will be granted by the SEC.

We will be exposed to risks associated with changes in interest rates.

The value of our investments may change in response to changes in interest rates. Our debt investments may be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock. The historically low interest rate environment increases the risk associated with rising interest rates, including the potential for periods of volatility. We may face a heightened level of interest rate risk, since the U.S. Federal Reserve Board has begun tapering its quantitative easing program and may begin to raise rates. The longer the duration of a fixed income security, the more its value typically falls in response to an increase in interest rates.

Because we intend to borrow money, and may issue preferred stock to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to ordinary income.

We may be subject to risks associated with the discontinuance of LIBOR.

Our investments, payment obligations and financing terms may be based on floating rates, such LIBOR, EURIBOR, the Federal Funds Rate, the Prime Rate and other similar types of reference rates (each, a “Reference Rate”). On July 27, 2017, the Chief Executive of the UK Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA will no longer persuade nor require banks to submit rates for the calculation of LIBOR and certain other Reference Rates after 2021. Such announcement indicates that the continuation of LIBOR and other Reference Rates on the current basis cannot and will not be guaranteed after 2021. This announcement and any additional regulatory or market changes may have an adverse impact on the Company or its investments.

In advance of 2021, regulators and market participants will work together to identify or develop successor Reference Rates. Additionally, prior to 2021, it is expected that market participants will focus on the transition mechanisms by which the Reference Rates in existing contracts or instruments may be amended, whether through marketwide protocols, fallback contractual provisions, bespoke negotiations or amendments or otherwise. Nonetheless, the termination of certain Reference Rates presents risks to the Company. At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of alternative Reference Rates or any other reforms to Reference Rates that may be enacted in the UK or elsewhere. The elimination of a Reference Rate or any other changes or reforms to the determination or supervision of Reference Rates could have an adverse impact on the market for or value of any securities or payments linked to those Reference Rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute Reference Rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO held by us will be considered a “non-qualifying asset” for purposes of Section 55 of the Investment Company Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions or pay dividends will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of a CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to our stockholders.

To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO and we will rank behind all creditors of the CLO.

Certain provisions of our Certificate of Incorporation and bylaws, the Delaware General Corporation Law (“DGCL”) as well as other aspects of our structure could deter takeover attempts and have an adverse impact on the price of our common stock.

Our Certificate of Incorporation and bylaws as well as the DGCL contain certain provisions that may have the effect of discouraging a third-party from making an acquisition proposal for us.

In addition, we will have, at any point in time in which our common stock is registered under Section 12(b) or Section 12(g) of the Exchange Act, provisions comparable to those of Section 203 of the DGCL (other than with respect to the Adviser and its affiliates and certain of its or their respective direct or indirect transferees and any group as to which such persons are a party). These provisions generally will prohibit us from engaging in mergers, business combinations and certain other types of transactions with “interested stockholders” (generally defined as persons or entities that beneficially own 15% or more of our voting stock), other than the exempt parties as described above, for a period of three years following the date the person became an interested stockholder unless, prior to such stockholder becoming an interested stockholder, our Board of Directors has approved the “business combination” that would otherwise be restricted or the transaction that resulted in the interested stockholder becoming an interested stockholder or the subsequent transaction with the interested stockholder has been approved by our Board of Directors and 66 2/3% of our outstanding voting stock (other than voting stock owned by the interested stockholder). Such provisions may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for the common stock. In addition, certain aspects of our structure may have the effect of discouraging a third party from making an acquisition proposal for us.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for BDCs, investment advisers, and the instruments that they utilize (including, without limitation, derivative instruments) is continuously evolving.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others will still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, from 2008 to 2009, the global capital markets were unstable as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the repricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the U.S. federal government and various foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have improved since this disruption, there have been periods of volatility and there can be no assurance that adverse market conditions will not repeat themselves in the future. If such adverse and volatile market conditions occur, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV per share without first obtaining approval for such issuance from our stockholders and our Independent Directors.

Moreover, the re-appearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult for us to borrow money or for us to extend the maturity of or refinance any indebtedness we may have under similar terms and any failure to do so could have a material adverse effect on our business.

During periods of volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, periods of volatility and disruption have caused in recent years, and in the future may cause, a negative effects on the valuations of BDCs’ investments and on the potential for liquidity events involving such investments. While most of our investments are not expected to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Adviser.

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Our Adviser has claimed no-action relief from CFTC regulation as a commodity pool operator (“CPO”) pursuant to CFTC Letter No. 12-40, dated December 4, 2012, for an operator of a BDC that (1) has elected to be treated as a BDC under section 54 of the Investment Company Act with the SEC and continues to be regulated by the SEC as a BDC, and (2) will not be, and has not been, marketing participations to the public as or in a commodity pool or otherwise as or in a vehicle for trading in the commodity futures, commodity options or swaps markets, and either (3) (a) uses commodity futures, commodity options contracts or swaps, solely for bona fide hedging purposes within the meaning and intent of sections 1.3(z)(1) and 151.5 of the Regulations of the CFTC (the “CFTC Regulations”), provided, however, that in addition, with respect to positions in commodity futures, commodity option contracts or swaps which do not come within the meaning and intent thereof, the aggregate initial margin and premiums required to establish such positions do not exceed 5% of the liquidation value of the BDC’s portfolio, taking into account unrealized profits and unrealized losses on any such positions it has entered into, and, provided further that in the case of an option that is in-the-money at the time of purchase, the in-the-money amount, as defined in CFTC Regulation section 190.01(x), may be excluded in computing such 5% or (b) the aggregate net notional value of commodity futures, commodity options or swaps positions not used solely for bona fide hedging purposes within the meaning and intent of CFTC Regulation section 1.3(z)(1) and 151.5, determined at the time the most recent position was established, does not exceed 100% of the liquidation value of the BDC’s portfolio, after taking into account unrealized profits and unrealized losses on any such positions into which it has entered. Our use of derivatives may also be limited by the requirements of the Code, for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations. Compliance with these additional registration and regulatory requirements would increase operational expenses. Other potentially adverse regulatory initiatives could also develop.

We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.

We and our service providers are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices that we and our service providers use to service our operations; or operational disruption or failures in the physical infrastructure or operating systems that support us and our service providers. Cyber-attacks against or security breakdowns of us or our service providers may adversely impact us and stockholders, potentially resulting in, among other things, financial losses; the inability to process transactions; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may incur additional costs for cyber security risk management and remediation purposes. In addition, cyber security risks may also impact the portfolio companies in which we invest, which may cause our investment to lose value. There can be no assurance that we or our service providers will not suffer losses relating to cyber-attacks or other information security breaches in the future.

The current COVID-19 crisis may have a negative impact on us and our Adviser

The global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) has recently caused considerable volatility and disruption in financial markets. It is unknown what the impact will be on the global economy but the uncertainty and instability from COVID-19 for a prolonged period could have an adverse impact on the Company’s business, opportunities, operations, financial condition and cash flows and there can be no assurance that the risks associated with COVID-19 will not alter significantly the attractiveness of an investment in the Company including as a result of the potential for capital losses and general uncertainty. The operational and financial performance of the portfolio companies in which the Company makes investments in depends on future developments, including the duration and spread of the outbreak, and such uncertainty may in turn impact the valuation of our investments. Key service providers of the Company with critical operational relationships have business continuity plans and crisis management procedures in place which are designed to mitigate certain risks to the ongoing operations of its clients such as the Company, however, there can be no assurance that such plans and procedures will be effective.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We will invest primarily in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Additionally, unitranche debt is similar to second lien and subordinated notes in that they typically permit borrowers to incur indebtedness evidenced by such debt that represents a larger percentage of the borrower’s total capitalization than would a senior secured first lien loan and are priced at interest rates that more closely approximate the average of the pricing available to second lien debt instruments and first lien debt instruments. Unitranche debt typically pays a higher rate of interest than traditional senior debt instruments, but also poses greater risk associated with a lesser amount of asset coverage. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan, in full or at all, should we be forced to enforce our remedies.

Unsecured Debt, Including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt that will rank senior to our investment in the event of an insolvency. Mezzanine debt may be issued with or without registration rights. This may result in an above average amount of risk and loss of principal.

Covenant-Lite Loans. A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants (“Covenant-Lite Loans”). Although the Company does not intend to invest in Covenant-Lite Loans as part of its principal investment strategy, it is possible that such loans may comprise a portion of the Company’s portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose the Company to different risks, including with respect to liquidity, price volatility, ability to restructure loans, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

Equity Investments. When we invest in secured debt or unsecured debt, including mezzanine debt, we may acquire equity securities from the company in which we make the investment. In addition, we may invest in the equity securities of portfolio companies independent of any debt investment. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we hold may not appreciate in value and, in fact, may decline in value. The value of equity securities may fall due to general market and economic conditions, perceptions regarding the markets in which the issuers of the equity securities participate, or factors relating to the specific issuers. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

●	such companies may have limited financial resources, shorter operating histories, narrower product lines, smaller market shares than larger companies and tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	such companies may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	such companies may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We will incur credit risk when we loan money or commit to loan money to a portfolio company.

We will be exposed to credit risk, which is the risk that the value of our investments may change in response to the credit ratings of our portfolio securities or other instruments. The quality of our portfolio will have a significant impact on our earnings. Credit risk is a component part of our valuation of our secured floating rate loans and other investments we may purchase. Generally, investment risk and price volatility increase as a security or instrument’s credit rating declines. Increased delinquencies and default rates would impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations. High yield bonds, loans and other types of high yield debt securities or other instruments have greater credit risk than higher quality debt securities or other instruments because the companies that issue them are not as financially strong as companies with investment grade ratings and may be highly leveraged.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith under procedures adopted by our Board of Directors. Our Board of Directors is expected to utilize the services of independent third-party valuation firms in periodically verifying the fair value of any securities. Investment professionals from our Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Adviser in our valuation process could result in a conflict of interest, since the management fee is based in part on our gross assets and also because our Adviser is receiving a performance-based incentive fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, the value of our investments may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. Therefore, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. The risks of investing in us may be intensified because we may invest in a limited number of portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.

Loans may be prepayable, in whole or in part, at any time at the option of the obligor thereof at par plus accrued unpaid interest and prepayment premiums or breakage fees, if any. Prepayments on loans may be caused by a variety of factors and are difficult to predict. Consequently, there exists a risk that loans purchased at a price greater than par may experience a capital loss as a result of such a prepayment. In addition, principal proceeds and prepayment premiums or breakage fees, if any, received upon any prepayment are subject to reinvestment risk, and if market spreads have decreased, the interest proceeds that we will earn from reinvestment may be less.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity.

We offer to make available managerial assistance to our portfolio companies. However, when we make debt or minority equity investments, we are often subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

●	increase or maintain in whole or in part our equity ownership percentage;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

We will have the discretion to make follow-on investments, subject to potential contractual limitations or the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC requirements or compliance with other requirements to maintain our status as a RIC.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be more susceptible to economic downturns or recessions than more established companies and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, accelerate the time when loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our debt investments may be risky and we could lose all or part of our investment.

The debt in which we invest is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s, lower than “BBB-” by Fitch or by S&P). Such investments are generally referred to as “junk bonds,” “high yield” or “leveraged loans.” Securities in these lower rating categories (or unrated securities but deemed to be of comparable quality) are subject to greater risk of loss of principal and interest than higher-rated securities and are generally considered to be speculative with respect to the issuer’s ability to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. High yield securities are generally more volatile and may or may not be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured by substantially all of the issuer’s assets. High yield securities may also not be protected by financial covenants or limitations on additional indebtedness. We also may invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. During an economic downturn or a period of rising interest rates, such companies may experience stress that would adversely affect their ability to service their principal and interest payment obligations, to meet their projected business goals or to obtain additional financing. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be exposed to special risks associated with bankruptcy cases.

Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. A bankruptcy filing of a portfolio company may adversely and permanently affect the market position and operations of the company. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in a financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

We may participate on committees formed by creditors to negotiate with debtors with respect to restructuring issues. There can be no assurance that our participation would yield favorable results, and such participation may subject us to additional duties, and trading restrictions. We may also receive illiquid securities in connection with a workout or bankruptcy proceeding.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the Investment Company Act.

We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially and adversely affected. See “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We are a new company and have little operating history.”

We will have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raising. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith under procedures adopted by our Board of Directors. We may take into account the following types of factors, if relevant, in determining the fair value of our investments: the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time), the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, a comparison of the portfolio company’s securities to similar publicly traded securities, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate or revise our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.

Our portfolio companies may be highly leveraged.

Borrowings by our portfolio companies are not subject to the limitations on borrowings set forth in the Investment Company Act. Accordingly, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates investments in securities of non-U.S. companies, including companies located in emerging market countries, to the extent permissible under the Investment Company Act. Our non-U.S. investments are not considered eligible investments or qualifying assets, as defined under Section 55(a) of the Investment Company Act and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. The legal remedies for investors may be more limited than the remedies available in the United States. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in emerging market countries are greater than risks associated with investments in foreign developed companies.

From time to time, certain of the companies in which we expect to invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value.

Our investments that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the effects of the monetary policies of the United States, foreign governments, central banks or supranational entities, the level of short-term interest rates, differences in relative values of similar assets in different currencies, the imposition of currency controls, long-term opportunities for investment and capital appreciation and political developments. The economies of certain emerging market countries can be significantly affected by currency devaluations. We may, but are not required to, employ hedging techniques to attempt to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may invest in instruments with a deferred interest feature.

We may invest in instruments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or zero coupon securities). The risks presented by investments in PIK securities may include, but are not limited to, that (i) higher interest rates on PIK securities reflect the payment deferral and increased credit risk associated with such instruments and that such investments generally represent a significantly higher credit risk than coupon loans; (ii) even if accounting conditions were met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation; (iii) such securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; and (iv) PIK interest has the effect of generating investment income and increasing the Incentive Fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

We may expose ourselves to risks if we engage in hedging transactions.

We may enter into hedging transactions, which may expose us to risks associated with such transactions. Such hedging may utilize instruments such as forward contracts, currency options, credit default, interest rate and currency swaps, as well as options thereon, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Credit default swaps carry specific risks including, but not limited to, high levels of leverage, the possibility that premiums are paid for credit default swaps which expire worthless, wide bid/offer spreads and documentation risks. The use of hedging instruments may also entail counterparty risk and may involve commissions or other transaction costs.

Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

Currency hedging involves risks, including counterparty risk, illiquidity and, to the extent the view as to certain market movements is incorrect, the risk that the use of hedging could result in losses greater than if they had not been used. In addition, in certain countries in which we may invest, currency hedging opportunities may not be available. The use of currency transactions can result in us incurring losses because of the imposition of exchange controls, suspension of settlements or the inability of us to deliver or receive a specified currency.

The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to (or be able to) establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Risks Relating to this Offering and Our Common Stock

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. As a result, there is a risk that you may lose all or a portion of your money by investing in us. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Investors in closings after the Initial Closing could receive fewer shares of common stock than anticipated.

The purchase price per share of our common stock in connection with any closing after the Initial Closing will be greater than or equal to our then-calculated NAV per share as of the close of the last quarter preceding the applicable drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 under the Investment Company Act (which generally prohibits the Company from issuing shares at a price below the then-current NAV of the shares as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). As a result, the purchase price for shares purchased in connection with any closing after the Initial Closing may be higher than the previously disclosed NAV per share or price per share, and therefore an investor may receive a smaller number of shares than if it had purchased shares in connection with a prior closing.

Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period. Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our Certificate of Incorporation. In addition, an investment in our common stock is not freely transferable under the securities laws. Further, purchasers of shares of our common stock prior to any IPO and/or listing (including purchasers in Initial Closing) will not be permitted to transfer their shares without our prior written consent until a date to be established by us following our IPO and/or listing. If an IPO and/or listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent.

We have no obligation to conduct an IPO and/or listing and can offer no assurances as to whether or when we may conduct an IPO and/or listing. Further, pre-listing stockholders are not expected to be able to sell their common stock until some time after our listing. Even if we consummate an IPO and/or listing, we can offer no assurances as to the price our shares of common stock will be offered in our IPO and/or listing, and they could be sold below the price of this offering.

Shares of our common stock have not been registered under the Securities Act and, therefore, under the securities laws, cannot be sold unless such shares are subsequently registered under the Securities Act or an exemption from such registration is available. Shares of our common stock are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our common stock is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their common stock.

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. During the wind down, we may begin liquidating all or a portion of our portfolio. During the wind-down period we may deviate from our investment strategy of investing in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. It is expected that stockholders will receive cash in any liquidating distribution. However, if on the date of termination and dissolution, we own instruments for which no market exists or instruments are trading at depressed prices, such instruments may be placed in a liquidating trust. Stockholders generally will realize capital gain or loss in an amount equal to the difference between the amount of cash or other property received (including any property deemed received by reason of its being placed in a liquidated trust) and the stockholder’s adjusted tax basis in our common stock for U.S. federal income tax purposes.

We will incur significant costs as a result of being subject to the Exchange Act.

Companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and other rules implemented by the SEC. Accordingly, as a result of our common stock being registered under the Exchange Act, we will incur significant additional costs.

We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under our credit agreements and other debt financing agreements, and such other factors as our Board of Directors may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed our taxable income for that year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash, such as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

Beneficial owners of our equity securities may be subject to certain regulatory requirements and filing requirements based on their ownership percentages.

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the Investment Company Act. Control of us would also arise under the Investment Company Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our shares, including the repurchase by us of shares from other stockholders. In the event you are or become a person that controls us, you and certain of your affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons.

A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations when we become a public reporting company under the Exchange Act. When our common stock becomes registered under the Exchange Act, ownership information for any person that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide you with quarterly statements that state the amount of outstanding stock you own, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

You may be subject to the short-swing profits rules under the Exchange Act as a result of your investment in us.

When our common stock becomes registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company for all taxable years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States will be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax where they are paid in respect of a RIC’s (i) “qualified net interest income” (generally, its U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the RIC or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of the RIC’s net short-term capital gain over the RIC’s long-term capital loss for such taxable year), and certain other requirements are satisfied.

No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. In the case of common stock held through an intermediary, the intermediary may withhold U.S. federal income tax even if we designate the payment as a dividend derived from qualified net interest income or qualified short-term capital gain. Also, because our common stock will be subject to significant transfer restrictions, and an investment in our common stock will generally be illiquid, non-U.S. stockholders whose distributions on our common stock are subject to withholding of U.S. federal income tax may not be able to transfer their shares of our common stock easily or quickly or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 450 Park Avenue, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock offered in Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we and Muzinich Capital LLC (the “Placement Agent”) are offering our common stock only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

Each purchaser of our common stock will be required to complete and deliver to the Placement Agent and us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and including other limitations on resales and transfers of our common stock.

Purchasers of shares of our common stock will not be permitted to transfer their shares without our prior written consent until a date to be established by us. While we expect not to unreasonably withhold our prior written consent to transfers by our common stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our common stock were to become registered under the Securities Act, it may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions.

Any transfers of shares of our common stock in violation of the foregoing provisions will be void, and any intended recipient of our common stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of the Company’s common stock.

Valuation of Portfolio Securities

In accordance with the procedures adopted by our Board of Directors, the NAV per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by our Board of Directors market quotations are generally used to assess the value of our investments for which market quotations are readily available. We obtain these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, otherwise by a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 6. Selected Financial Data

The following selected financial and other data for the period August 7, 2019 (commencement of operations) through December 31, 2019 is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Total Investment Income	$1,308
Total Expenses	685,927
Net Investment Loss	(684,619)
Net Decrease in Net Assets Resulting from Operations	$(684,619)

Per share information - basic and diluted
Net Investment Loss	$(10.26)
Net Decrease in Net Assets Resulting from Operations	$(10.26)

Balance sheet data:
Total assets	$40,014,183
Net assets	$39,260,678

Other data:
Total return based on net asset value	(1.82)%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich BDC, Inc., and the “Adviser” refers to Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Part I Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

The safe harbor provisions of Section 21E of the Exchange Act, which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Form 10-K because we are an investment company.

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

The Company commenced operations on August 7, 2019; however, for the fiscal period ended December 31, 2019, the Company did not commence investment activities. As of December 31, 2019, the Company has raised equity capital in the amount of $39,987,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Primary expenses will include those related to:

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

Results of Operations

The following table represents the operating results for the fiscal period ended December 31, 2019:

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Total Investment Income	$1,308
Total Expenses	685,927
Net Investment Loss	(684,619)
Net Decrease in Net Assets Resulting from Operations	$(684,619)

Investment Income

Investment income for the fiscal period ended December 31, 2019 was as follows:

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Interest from cash and cash equivalents	$1,308
Total investment income	$1,308

Expenses

Operating expenses for the fiscal period ended December 31, 2019 was as follows:

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Other operating expenses	$297,818
Net expenses	$297,818

Capital Resources and Borrowings

We anticipate further cash to be generated from drawdowns in respect of capital committed by investors in Private Offerings, and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the Investment Company Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). On August 14, 2019, the Company’s initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the Investment Company Act and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

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

In conjunction with the Company’s formation, the Company issued and sold 10 Shares to Muzinich & Co., Inc., an affiliate of the Adviser for an aggregate purchase price of $1,000. During the fiscal period ended December 31, 2019, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
September 25, 2019	9,000	$900,000
November 20, 2019	70,869	$7,086,875
December 13, 2019	120,000	$12,000,000
December 30, 2019	200,000	$20,000,000

Contractual Obligations. As of December 31, 2019, the Company has not commenced investment operations.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the avoidance of doubt, the Management Fee payable in respect of the Company’s first quarter (i.e., the period beginning on the initial drawdown date and ending on the last day of the quarter in which the initial drawdown date occurred) will be equal to 0.25% of the average of the Company’s NAV at the end of such quarter. For the period ended December 31, 2019 the Company did not incur Management Fees or Incentive Fees. The Management Fee for any partial quarter will be appropriately prorated.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Muzinich BDC, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Muzinich BDC, Inc. (“the Company”), including the schedule of investments as of December 31, 2019, the related statements of operations, cash flows, changes in net assets for the period then ended, and the financial highlights for the period from August 7, 2019 (commencement of operations) through December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, and cash flows for the period then ended, and the financial highlights for the period from August 7, 2019 (commencement of operations) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

New York, New York

March 27, 2020

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.

Statement of Assets and Liabilities

As of December 31, 2019

Assets:
Cash and cash equivalents	40,012,875
Receivables:
Interest	1,308
Total Assets	$40,014,183

Liabilities:
Organizational and offering fees payable (1)	430,688
Professional fees payable (1)	197,926
Accrued other general and administrative expenses (1)	124,891
Total Liabilities	$753,505

Commitments and Contingencies (Note 5)	-

Net Assets:
Preferred Shares, $0.001 par value; 150,000 shares authorized; 0 shares issued and outstanding	$-
Common Shares, $0.001 par value; 5,000,000 shares authorized; 399,879 shares issued and outstanding	400
Additional paid-in capital	39,637,606
Total accumulated losses	(377,328)
Total Net Assets	$39,260,678
Total Liabilities and Net Assets	$40,014,183
Net Asset Value Per Share	$98.18

(1)	The balance includes payables due to Muzinich. Please see Note 4.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Operations

For the Period August 7, 2019 (commencement of operations) through December 31, 2019

Income
Income from cash and cash equivalents:
Interest income	$1,308
Total income from cash and cash equivalents	1,308
Total Investment Income	1,308

Expenses:
Organizational fees (Note 2)	388,109
Professional fees	134,244
Directors’ fees and expenses	63,683
Other general and administrative expenses	99,891
Total Expenses	685,927
Net Investment Loss	(684,619)
Net Decrease in Net Assets Resulting from Operations	$(684,619)
Basic and diluted net investment loss per common share	$(10.26)
Basic and diluted net decrease in net assets resulting from operations per common share	$(10.26)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 9)	66,729

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Changes in Net Assets

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Decrease in Net Assets Resulting from Operations:
Net investment income (loss)	$(684,619)
Net Decrease in Net Assets Resulting from Operations	(684,619)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	39,945,297
Net Increase in Net Assets Resulting from Capital Share Transactions	39,945,297
Total Increase in Net Assets	39,260,678
Net Assets, Beginning of Period	-
Net Assets, End of Period	$39,260,678
Net asset value per share	$98.18
Common shares outstanding at the end of the period	399,879

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Cash Flows

For the Period August 7, 2019 (commencement of operations) through December 31, 2019

Cash Flows from Operating Activities:
Net decrease in net assets resulting from operations	$(684,619)
Changes in operating assets and liabilities:
Interest receivable	(1,308)
Organizational fees payable	388,110
Professional fees payable	197,926
Accrued other general and administrative expenses	124,891
Net cash provided by operating activities	25,000
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	39,987,875
Net cash provided by financing activities	39,987,875
Net increase in cash and cash equivalents	40,012,875
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$40,012,875

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2019

Portfolio Company	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Amortized Cost	Fair Value	Percentage of Net Assets
Other Assets in Excess of Liabilities (1)							39,260,678	100.0%
Net assets							$39,260,678	100.0%

(1)	The Company commenced operations on August 7, 2019. As of December 31, 2019, the Company has not commenced investment activities.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

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

The Company has entered into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. The Company anticipates commencing investment activities during the 1st quarter of 2020.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments maturing within three months of purchase of such instrument by the Company.

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of December 31, 2019. For the fiscal period ended December 31, 2019, the Company incurred $388,109 in organization costs and $42,579 in offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the Net Asset Value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the statement of assets and liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the statement of assets and liabilities as a liability until the investment is recorded. As of December 31, 2019, the balance of deferred financing costs was $25,000, included in Accrued other general and administrative expenses, on the statement of assets and liabilities.

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

3.	Income Taxes

Taxation as a Regulated Investment Company

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

Distributions and Components of Net Assets on a Tax Basis

As of December 31, 2019, the Company has not commenced investment operations; therefore, the Company did not declare any distributions.

The difference between the Company’s U.S. GAAP-basis total accumulated losses and its tax-basis total accumulated losses as of December 31, 2019, was primarily due to a reclassification of the net investment loss for the fiscal period ended December 31, 2019 to additional paid-in capital. Due to this reclassification, the U.S. GAAP-basis net investment loss for the fiscal period ended December 31, 2019 will not carry forward. For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the period August 7, 2019 (commencement of
operations) through December 31, 2019
Additional paid-in capital	$(307,291)
Total accumulated losses	307,291

4.	Agreements and Related Party Transactions

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents).

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

For the period ended December 31, 2019, the Company did not accrue Management Fees or Incentive Fees.

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

Reimbursement of Certain Expenses

During the period ended December 31, 2019, Muzinich paid, on behalf of the Company, certain organizational, offering, and operating costs, that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2019, the total costs reimbursable to Muzinich were $546,062, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of December 31, 2019, the Company did not have unfunded commitments and was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The Company commenced operations on August 7, 2019; however, for the fiscal period ended December 31, 2019, the Company has not entered into any investment activities.

7.	Fair Value of Investments

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

The following table presents the fair value hierarchy as of December 31, 2019.

Description	Level 1	Level 2	Level 3	Total
Cash Equivalents	$8,000,000	$-	$-	$8,000,000
Total	$8,000,000	$-	$-	$8,000,000

8.	Net Assets

Common Stock Issuances

On August 7, 2019, Muzinich & Co., Inc., an affiliate of the Adviser, committed to contribute $1,000 of capital to the Company. In exchange for this contribution, Muzinich & Co., Inc. received 10 shares of common stock of the Company at $100 per share. For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company had further common stock issuances, as detailed in the following table.

Date	Shares issued and sold	Aggregate purchase price
September 25, 2019	9,000	$900,000
November 20, 2019	70,869	$7,086,875
December 13, 2019	120,000	$12,000,000
December 30, 2019	200,000	$20,000,000

Distributions

For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company did not declare distributions.

9.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net decrease in net assets resulting from operations per common share is computed by dividing the net decrease in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2019, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the period August 7, 2019 (commencement of operations) through December 31, 2019:

For the Period August 7, 2019
(commencement of operations)
through December 31, 2019
Net decrease in net assets resulting from operations	$(684,619)
Weighted average common shares of common stock outstanding - basic and diluted	66,729
Basic and diluted net decrease in net assets resulting from operations per common share	$(10.26)

10.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the fiscal period from August 7, 2019 (commencement of operations) to December 31, 2019:

For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$100.00

Results of Operations:
Net Operating Loss(1)	(1.71)
Net Decrease in Net Assets Resulting from Operations	(1.71)

Capital Share Transactions
Issuance of Common Stock(2)	(0.11)
Net Decrease Resulting from Capital Share Transactions	(0.11)

Net Asset Value, End of Period	$98.18
Shares Outstanding, End of Period	399,879

Ratio/Supplemental Data
Net assets, end of period	$39,260,678
Weighted-average shares outstanding(3)	66,729
Total Return(4)	(1.82)%
Portfolio turnover(5)	0.00%
Ratio of operating expenses to average net assets(6)	8.54%
Ratio of net operating loss to average net assets(6)	(8.51)%

(1)	The per common share data was derived by using ending shares outstanding.

(2)	Represents offering costs charged to paid-in capital.

(3)	Calculated for the period September 25, 2019, the date of the first external issuance of shares, through December 31, 2019.

(4)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period. Total return is not annualized.

(5)	The Company commenced operations on August 7, 2019, with the issuance of shares to the initial shareholder. As of December 31, 2019, the Company has not commenced investment activities. Portfolio turnover is not annualized.

(6)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period, the Company incurred $388,109 of Organizational Expenses, which were deemed to be non-recurring.

11.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2019, except as disclosed below.

On February 7, 2020, the Company entered into a term loan with Ocular Partners HoldCo, LLC, with a commitment amount of $17,500,000.00. $8,250,000.00 of the commitment amount is a funded term loan B-1 with an Original Issue Discount (“OID”) of $185,625.00 (2.25%), which bears an interest rate of 7.50% plus 3-month LIBOR, and has an equity co-investment in Ocular Partners HoldCo, LLC of $1,000,000.00. The remaining $9,250,000.00 of the commitment is unfunded and represents a delayed draw term loan B-1 that is valid for 24 months after closing.

On February 7, 2020, the Company entered into a term loan with Wireless Telecom Group, Inc., with a commitment amount of $20,000,000.00. $8,400,000.00 of the commitment amount is a funded term loan B with an OID of $210,000.00 (2.50%) and which bears an interest rate of 7.25% plus 3-month LIBOR. The remaining $11,600,000.00 of the commitment is unfunded and represents a delayed draw term loan B that is valid for 90 days after closing.

On March 18, 2020, Muzinich & Co., Inc. transferred 27,213.290 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $2,721,329.00. After the transfer Muzinich & Co., Inc. continues to own 14,662.635 shares of common stock in the Company.

The global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) has caused considerable volatility and disruption in financial markets. It is unknown what the impact will be on the global economy but the uncertainty and instability from COVID-19 for a prolonged period could have an adverse impact on Company’s business, opportunities, operations, financial condition and cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2019.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Holders of our common stock will vote for the election of directors. Under our Certificate of Incorporation, our Board of Directors will be divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes will have initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Each director will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, removal or disqualification.

Directors

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	64	Independent Director	2020
Eric W. Falkeis	45	Independent Director	2021
Steven J. Paggioli	69	Independent Director	2022
Interested Directors:
Paul Fehre	56	Director, Interim Chairperson of the Board, Chief Financial Officer and Treasurer	2021
Eric A. Green	58	Director	2022

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Jeffrey Youle	60	Chief Executive Officer and President
Cheryl Rivkin	49	Secretary

Biographical Information

Directors

Our Board of Directors are divided into two groups—interested directors and the Independent Directors. Interested directors are interested persons as defined in Section 2(a)(19) of the Investment Company Act.

Interested Directors

Eric A. Green. From August 2019 until March 2020, Mr. Green had served as our Chairperson of the Board, Chief Executive Officer and President. Mr. Green was also previously the Co-head of Muzinich’s Global Private Markets group. He has over 30 years of experience investing debt and equity in middle-market companies in the United States and Europe. Before joining Muzinich in 2012, he was a Managing Director of Cyrus Capital Partners. Previously, Mr. Green held a number of senior positions in middle-market investing, including Senior Partner and Portfolio Manager of FriedbergMilstein. He was also a Partner and Managing Director of JP Morgan Partners where he was Co-head of its $1 billion mezzanine debt business. Prior to his role at JP Morgan Partners, he served as Managing Director of the Merchant Banking group at BNP Paribas. He started his career at GE Company/GE Capital. Mr. Green graduated from Wabash College with a B.A. in Economics and received an M.B.A. from the Stern School of Business at New York University.

Paul Fehre. Mr. Fehre was appointed as our Chief Financial Officer and Treasurer in August 2019. In March 2020, Mr. Fehre was appointed Interim Chairperson of the Board. Mr. Fehre currently serves as the Chief Operating Officer of Muzinich & Co., Inc. Prior to joining Muzinich in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at CNA Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as Vice Chair of the Governing Council for the Independent Directors Council and its Executive Committee. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of other registered investment companies (William Blair Funds and Professionally Managed Portfolios) and the Board of Governors of the Investment Company Institute. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Executive Officer of Tidal ETF Services LLC, and he has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds. Mr. Falkeis also currently serves on the board of Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant.

Steven J. Paggioli. Mr. Paggioli has substantial investment company and investment advisory experience, and he currently serves as an independent consultant on investment company and investment advisory matters. He has held a number of senior positions with investment company and investment advisory organizations and related businesses, including Executive Vice President, Director and Principal of the Wadsworth Group (fund administration, distribution transfer agency and accounting services). He serves on the boards of several investment management companies and advisory firms. He has served on various industry association and self-regulatory committees and formerly worked on the staff of the SEC. Mr. Paggioli also currently serves on the boards of other registered investment companies (Professionally Managed Portfolios and AMG Funds), in addition to serving on the Board of Governors of the Investment Company Institute and on the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law.

Executive Officers who are not Directors

Jeffrey Youle. Mr. Youle was appointed as our Chief Executive Officer and President in March 2020. Mr. Youle is Muzinich’s Head of US Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies. Prior to joining Muzinich, he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan.

Cheryl Rivkin. Ms. Rivkin was appointed as our Secretary in August, 2019. Ms. Rivkin currently serves as Muzinich’s Chief Administrative Officer & Director, Compliance. Prior to joining Muzinich in 2003, Ms. Rivkin was a Vice President at GSC Partners, a US and U.K.-based investment adviser specializing in corporate debt including distressed and mezzanine debt, as well as structured products. Previously, she served as a Director for distressed debt and equity hedge fund investment adviser, Morgens, Waterfall, Vintiadis & Co., Inc. Ms. Rivkin earned a B.A., magna cum laude and Phi Beta Kappa, from Mount Holyoke College where she was a Sarah Williston Scholar, and an M. Phil. in Modern Middle Eastern Studies from Oxford University where she was a Marshall Scholar focusing on development economics and oil policy.

Audit Committee

The members of the Audit Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act. Mr. Falkeis serves as Chairperson of the Audit Committee. Our Board of Directors has determined that each of Ms. Barr, Mr. Falkeis and Mr. Paggioli is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934. The Audit Committee will be responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee will also be responsible for aiding our Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, none of whom would be an “interested person” as defined in Section 2(a)(19) of the Investment Company Act. Ms. Barr serves as the Chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee will be responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The Governance and Nominating Committee will consider nominees properly recommended by our stockholders.

Code of Ethics

The Company and the Adviser have each adopted a single code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively. These codes of ethics establish, among other things, procedures for personal investments and restrict certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to each code may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees, but we do have officers and directors. Each of our initial executive officers is an employee of our Adviser and/or one of its affiliates. Our day-to-day investment operations will be managed by our Adviser. Most of the services necessary for the origination and management of our investment portfolio will be provided by investment professionals employed by our Adviser and/or its affiliates.

None of our executive officers will receive direct compensation from us. Certain of our executive officers and other members of our Investment Team, through their ownership interest in or management positions with our Adviser, may be entitled to a portion of any profits earned by our Adviser or its affiliates (including any fees payable to our Adviser under the terms of our Investment Management Agreement, less expenses incurred by our Adviser in performing its services under our Investment Management Agreement). Our Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee of $50,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of the Board of Directors and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the fiscal period ended December 31, 2019.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Kathleen T. Barr	$21,228	$-	$-	$21,228
Eric W. Falkeis	$21,228	$-	$-	$21,228
Steven J. Paggioli	$21,228	$-	$-	$21,228

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2020, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Number of Shares
	Owned	Percentage
Name and Address of Beneficial Owner	Beneficially (1)	of Class (2)
Interested Directors
Eric A. Green	1,066.317	0.27%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Jeffrey Youle	1,066.317	0.27%
Cheryl Rivkin	-	-
All executive officers and directors as a group (seven persons)	2,132.634	0.54%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Based on a total of 399,878.750 Company’s shares issued and outstanding on March 27, 2020.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 27, 2020. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Dollar Range of Equity Securities
Name of Director	Beneficially Owned (1)(2)
Interested Directors
Eric A. Green	Over $100,000
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Potential Conflicts of Interest

The following are descriptions of certain conflicts and potential conflicts that may be associated with the financial or other interests that the Adviser may have in transactions effected by, with and on behalf of the Company. They are not, and are not intended to be, a complete enumeration or explanation of all of the potential conflicts of interest that may arise.

Our Adviser or its subsidiaries and affiliates and their respective directors, members, officers, partners and employees (collectively, the “Parties”), including those involved in the investment management of the Company, are or may be involved in other financial, investment and professional activities which may cause a conflict of interest with the management of the Company and/or their respective roles with respect to the Company. In particular, our Adviser and its affiliates may have proprietary interests in, or manage and advise, other accounts or funds which have investment objectives similar or dissimilar to those of the Company and/or which engage in transactions in the same types of securities or other instruments as the Company. Our Adviser is not obligated to buy or sell for the Company any security or other investment that it or any of its affiliates may buy, sell or recommend for any other client or for its or any such affiliate’s own account. As a result of conflicts of interest that may arise on account of the provision of investment advisory and other services to clients other than the Company, our Adviser and its affiliates may have differing economic interests in respect of such activities and may have conflicts of interest in allocating investment opportunities and time between the Company and other accounts.

Each of the Parties will use reasonable efforts to ensure that the performance of its respective duties will not be impaired by any such involvement it may have and that any conflicts which may arise will be resolved fairly.

From time to time, certain investment opportunities for the Company (including opportunities to sell investments) may come to the attention of our Adviser by virtue of the fact that our Adviser, or one of its clients or affiliated persons, is willing to sell or purchase such investment. In some circumstances, a potential conflict of interest may arise because our Adviser or its affiliates may be acting for one or more clients, including the Company, and for itself or on behalf of another client. Our Adviser has adopted and implemented policies and procedures, to which our Adviser is subject, including brokerage and trade allocation policies and procedures which it believes address the conflicts associated with managing multiple accounts of different types with similar and dissimilar investment objectives and guidelines. It is the policy of our Adviser that investment decisions for the Company be made based on a consideration of its investment objective, policies, and strategies, and that investment transactions be fairly allocated among its clients, including the Company.

Our Adviser expects to put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the Investment Company Act. Our Adviser will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the Investment Company Act, the related guidance of the SEC staff and any allocation policies adopted by our Adviser. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions to be set by our Board of Directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by our Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our Adviser and/or its affiliates, as applicable, will need to decide whether we or such other entity or entities will proceed with the investment. Our Adviser and/or its affiliates, as applicable, will make these determinations based on their respective policies and procedures. The Company, our Adviser and Muzinich have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations. Any such order, if issued, would be subject to certain terms and conditions and there can be no assurance that any such order will be granted by the SEC.

From time to time, Muzinich may, but is not obligated to, offer co-investment opportunities to stockholders and/or other third parties, which it may select in its sole discretion, either directly or through partnerships, joint ventures or other similar entities or arrangements. Any opportunity to participate in a co-investment will be subject to the Adviser’s allocation policy and applicable regulatory requirements. There is no guarantee that stockholders will be offered co-investment opportunities, and no stockholder has a right to participate in any co-investment opportunity. To the extent co-investment opportunities arise, co-investment opportunities may, and likely would, be offered to some and not other investors, in the sole discretion of the Adviser or its related persons and the Adviser has no obligation to offer a similar opportunity to any other investor. In determining to offer any co-investment opportunity in a specific investment, the Adviser will generally first determine the appropriate amount of such investment to be allocated to the Adviser’s clients, before allocating any portion of such portfolio investment to one or more co-investors.

Our Adviser has adopted a Code of Ethics, which is designed to identify and address certain conflicts of interest between personal investment activities and the interests of investment advisory clients. The Code of Ethics permits access persons of our Adviser to engage in personal securities transactions, including with respect to securities held by the Company, subject to certain requirements and restrictions. Among other things, the Code of Ethics prohibits certain types of transactions absent prior approval and requires the quarterly and annual reporting of securities transactions and annual reporting of holdings. Exceptions to certain provisions of the Code of Ethics may be granted in particular circumstances after review by appropriate officers or compliance personnel.

Our Adviser or its affiliates may compensate one or more broker-dealers, investment advisers, or other financial intermediaries for placing common stock of the Company, or for referrals and client servicing including both one-time fees and ongoing fees based on a percentage of assets.

In the event of a conflict between the interests of the Company and the interests of our Adviser, our Adviser shall make a determination in the best interests of the Company.

Prospective investors should understand that (i) the relationships among the Company, our Adviser and its affiliates, and the other accounts managed by our Adviser and/or its affiliates, are complex and dynamic and (ii) as our Adviser’s, its affiliates’, and the Company’s businesses change over time, our Adviser and its affiliates may be subject, and the Company may be exposed, to new or additional conflicts of interest. There can be no assurance that this Form 10-K addresses or anticipates every possible current or future conflict of interest that may arise or that is or may be detrimental to the Company. Prospective investors should consult with their own advisors regarding the impact that the conflicts of interest described in this Form 10-K may have on their investment in the Company.

Lack of Exclusivity

The personnel of our Adviser will devote as much of their time to the activities of the Company as they deem necessary and appropriate. Our Adviser and its affiliates and their personnel are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities, even if such activities may be in competition with the Company and/or may involve substantial time and resources of our Adviser, its affiliates or their personnel. These activities could be viewed as creating a conflict of interest in that the time and effort of our Adviser (including its investment team) and its affiliates or their personnel will not be devoted exclusively to the business of the Company but will be allocated among the Company and the other advisees of our Adviser.

Cross Trades

When permitted by applicable law and the Adviser’s and the Company’s policies, the Adviser, acting on the Company’s behalf, may enter into transactions in securities and other instruments with or through other accounts managed by the Adviser or its affiliates, and may cause the Company to engage in transactions with which the Adviser and/or its affiliates advise both sides of a transaction (each such transfer, a “Cross Trade”). The Adviser may execute a Cross Trade for a variety of reasons, including, without limitation, tax purposes, liquidity purposes, to rebalance the portfolios of the accounts or to reduce transaction costs that may arise in an open market transaction. Before engaging in a Cross Trade, the Adviser must first determine that the trade is in the best interests of both of the accounts involved and take steps to ensure that the transaction is consistent with the duty to obtain best execution for each such account. There may be potential conflicts of interest or regulatory restrictions relating to these transactions which could limit the Adviser’s ability to engage in these transactions for the Company.

Selection of Broker-Dealers

The Adviser has the authority to determine the broker-dealers to be used in any securities transaction and has no obligation to deal with any particular broker-dealer in the execution of transactions in portfolio securities. In placing orders for purchase and sale of securities and selecting brokers to effect these transactions, the Adviser seeks prompt execution of orders at the most favorable prices reasonably obtainable and in doing so will consider a number of factors, including, without limitation, the overall direct net economic result to the client (including commission or spreads which may not be the lowest available but which ordinarily will not be higher than the generally prevailing competitive range), the financial strength, reputation and stability of the broker, the efficiency with which the transaction is effected, the ability to effect the transaction at all where a large block is involved, the availability of the broker to stand ready to execute possibly difficult transactions in the future and other matters involved in the receipt of brokerage and research services.

Section 28(e) of the Exchange Act is a “safe harbor” that permits an investment adviser to use commissions or “soft dollars” to obtain research and brokerage services that provide lawful and appropriate assistance in the investment decision-making process. The Adviser does not intend to use “soft dollars.” If in the future the Adviser chooses to use “soft dollars,” it will limit the use of “soft dollars” to obtain research and brokerage services to services that constitute research and brokerage within the meaning of Section 28(e). Under Section 28(e), the Adviser may pay a brokerage commission in excess of that which another broker-dealer might have charged for the same transaction in recognition of research and brokerage-related services provided by the broker. Research services within Section 28(e) may include, but are not limited to, research reports (including market research); certain financial newsletters and trade journals; software providing analysis of securities portfolios; corporate governance research and rating services; attendance at certain seminars and conferences; discussions with research analysts; meetings with corporate executives; consultants’ advice on portfolio strategy; data services (including services providing market data, company financial data and economic data); advice from brokers on order execution; and certain proxy services. Brokerage services within Section 28(e) may include, but are not limited to, services related to the execution, clearing and settlement of securities transactions and functions incidental thereto (i.e., connectivity services between an investment adviser and a broker-dealer and other relevant parties such as custodians); trading software operated by a broker-dealer to route orders; software that provides trade analytics and trading strategies; software used to transmit orders; clearance and settlement in connection with a trade; electronic communication of allocation instructions; routing settlement instructions; post trade matching of trade information; and services required by the SEC or a self-regulatory organization such as comparison services, electronic confirms or trade affirmations.

Research and brokerage services obtained by the use of commissions arising from the Company’s portfolio transactions may be used by the Adviser in its other investment activities and thus, the Company may not necessarily, in any particular instance, be the direct or indirect beneficiary of the research or brokerage services provided.

Aggregation (Bunching) of Trades

When appropriate, and subject to applicable law, the Adviser may, but is not required to, aggregate client orders to achieve more efficient execution or to provide for equitable treatment among accounts. When orders are aggregated (bunched), the Adviser generally seeks to allocate securities or other instruments pro-rata subject to rounding the nearest round lot and tempered by available cash. At times, it is not possible to allocate pro rata after the execution amount is known – for example when there is an Adviser and/or issuer imposed minimum lot size and a pro rata method would result in the Company obtaining or selling no securities or other instruments. In addition to considerations of equity, bunching avoids placing competing orders, improves order management, and may, because of larger order size, permit some degree of price improvement or consistency relative to a series of individually placed orders.

Service Providers

The service providers to the Company may from time to time act as director, manager, investment manager, prime broker, broker, custodian, registrar, administrator or dealer in relation to, or otherwise be involved in, other investment funds that have similar objectives or investments as those held by the Company. It is therefore possible that such service providers or their affiliated persons may, in the course of business, have potential conflicts of interest with the Company. The Adviser will endeavor to ensure that such conflicts are resolved fairly. The Adviser will use its best efforts to provide common stockholders with prior notice of any change to the Custodian and Administrator.

Co-Investment Opportunities

We expect to co-invest on a concurrent basis with certain accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, our Adviser and certain of its affiliates have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser and/or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations. Any such order, if issued, would be subject to certain terms and conditions and there can be no assurance that any such order will be granted by the SEC. Our fees payable to third parties relating to, or associated with, making investments and valuing potential investments, including fees and expenses associated with performing due diligence reviews of prospective investments, that are not consummated by us and our affiliates will be allocated between us and the affiliates on an equitable, proportional basis based on the potential size of total investment.

Material Non-Public Information

Our senior management and other investment professionals from our Adviser may serve as directors of, or in a similar capacity with, companies in which we invest or in which we are considering making an investment. Through these and other relationships with a company, these individuals may obtain material, non-public information that might restrict our ability to buy or sell securities of such company under the policies of the company or applicable law.

Investment Management Agreement

We are party to an Investment Management Agreement with our Adviser pursuant to which we will pay our Adviser a fee for investment management services consisting of a base management fee and an incentive fee. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments.

The management fee and incentive fee paid to our Adviser are based on the value of our investments and there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments. See also “Item 1. Business — Administration Agreement and Fund Accounting Agreement.”

Placement Agent Agreement

We are party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”) pursuant to which the Placement Agent provides certain services in connection with the offering. The Placement Agent is an affiliate of the Adviser and these services will be provided on a fee-free basis.

Transfer Agent Servicing Agreement

We have entered into a transfer agent servicing agreement with U.S. Bancorp Fund Services, LLC. (the “Transfer Agent Servicing Agreement”), pursuant to which U.S. Bancorp Fund Services, LLC, as transfer agent, provides certain services in connection with the issuance of shares of our common stock. Under the terms of the Transfer Agent Servicing Agreement, we indemnify and hold harmless the transfer agent, its affiliates and any agent under certain circumstances and to the extent permitted by the Investment Company Act.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and the Company, the Adviser, or of any of their respective affiliates, the Board has determined that Ms. Barr and Messrs. Falkeis and Paggioli qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected Deloitte & Touche LLP (“Deloitte) to serve as the independent registered public accounting firm for the Company for the fiscal period ending December 31, 2019.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

For the Period August 7,
2019
(commencement of
operations) through
Service:	December 31, 2019
Audit Fees	$69,210
Audit-Related Fees	-
Tax Fees	11,500
All Other Fees	-
Total Fees:	$80,710

Audit Fees: Audit fees consist of fees billed for professional services rendered for quarterly reviews and services that are normally provided by Deloitte in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Services Fees: Tax services fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Investment Advisory Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser (1)
10.2	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator (1)
10.3	Custody Agreement between Muzinich BDC, Inc. and U.S. Bank National Association, as the custodian (1)
10.4	Form of Indemnification Agreement (1)
21.1	List of Subsidiaries – None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: March 27, 2020
By:	/s/ Jeffrey Youle
Name:	Jeffrey Youle
Title:	Chief Executive Officer

Date: March 27, 2020	By:	/s/ Paul Fehre
	Name:	Paul Fehre
	Title:	Chief Financial Officer