Form 10-Q
period 2020-03-31
Muzinich BDC, Inc.
filed 2020-05-15
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Three months ended March 31, 2020

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

The issuer had 399,879 shares of common stock, $0.001 par value per share, outstanding as of May 14, 2020.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2020

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statement of Assets and Liabilities

	As of March 31, 2020 (Unaudited)	As of December 31, 2019
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $17,202,402 and $-, respectively)	$17,188,802	-
Cash and cash equivalents	22,826,238	40,012,875
Receivables:
Interest	234,507	1,308
Commitment fees	99,007	-
Other assets	41,625	-
Total Assets	$40,390,179	40,014,183

Liabilities:
Management fee payable (1)	20,699	-
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	336,643	197,926
Accrued other general and administrative expenses (1)	148,064	124,891
Total Liabilities	$936,094	753,505

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 150,000 shares authorized; 0 shares issued and outstanding	$-	-
Common Shares, $0.001 par value; 5,000,000 shares authorized; 399,879 shares issued and outstanding	400	400
Additional paid-in capital	39,637,606	39,637,606
Total accumulated losses	(183,921)	(377,328)
Total Net Assets	$39,454,085	39,260,678
Total Liabilities and Net Assets	$40,390,179	40,014,183
Net Asset Value Per Share	$98.67	98.18

(1)	The balance includes payables due to Muzinich. Please see Note 4.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Operations

For the three months ended March 31, 2020 (Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$315,589
Commitment fees	99,007
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	414,596
Total Investment Income	414,596

Expenses:
Management fees	20,699
Professional fees	101,217
Directors’ fees and expenses	37,500
Other general and administrative expenses	48,173
Total Expenses	207,589
Net Investment Income	207,007
Realized and unrealized appreciation/(depreciation) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(13,600)
Total net change in unrealized appreciation/(depreciation)	(13,600)
Total net realized and unrealized appreciation/(depreciation)	(13,600)
Net Increase in Net Assets Resulting from Operations	$193,407
Basic and diluted net investment income per common share	$0.52
Basic and diluted net increase in net assets resulting from operations per common share	$0.48
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 9)	399,879

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Changes in Net Assets

For the three months ended March 31, 2020 (Unaudited)
Increase in Net Assets Resulting from Operations:
Net investment income (loss)	$207,007
Total net change in unrealized appreciation/(depreciation)	(13,600)
Net Increase in Net Assets Resulting from Operations	193,407

Total Increase in Net Assets	193,407
Net Assets, Beginning of Period	39,260,678
Net Assets, End of Period	$39,454,085
Net asset value per share	$98.67
Common shares outstanding at the end of the period	399,879

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Cash Flows

For the three months ended March 31, 2020 (Unaudited)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$193,407
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized (gains)/losses on investments	13,600
Net accretion of discount on investments	(13,600)
Amortization on investments	40,573
Purchases of investments	(17,229,375)
Changes in operating assets and liabilities:
Interest receivable	(233,199)
Commitment fees receivable	(99,007)
Other assets	(41,625)
Management fees payable	20,699
Professional fees payable	138,717
Accrued other general and administrative expenses	23,173
Net cash used in operating activities	(17,186,637)
Net increase in cash and cash equivalents	(17,186,637)
Cash and cash equivalents, beginning of period	40,012,875
Cash and cash equivalents, end of period	$22,826,238

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of March 31, 2020 (Unaudited)

Portfolio Company	Industry	Interest Rate	Acquisition Date	Maturity Date	Principal / Par	Cost (1)	Fair Value	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Term Loan Debt Investments
Ocular Partners HoldCo, LLC (2,3,4)	Healthcare Services	8.93338% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	$8,229,375	$8,051,010	$8,044,214	20.4%
Wireless Telecom Group, Inc. B (2,3,4)	Electronic Equipment & Instruments	8.68338% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,379,000	8,151,392	8,144,588	20.7%
Total Term Loan Debt Investments					$16,608,375	$16,202,402	$16,188,802	41.1%

Equity Investments
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,000,000	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,000,000	2.5%

Total Non-Controlled/Non-Affiliated Investments					$17,608,375	$17,202,402	$17,188,802	43.6%
Other Assets in Excess of Liabilities							22,265,283	56.4%
Net assets							$39,454,085	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Variable rate security; rate shown is the rate in effect on March 31, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(3)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(4)	All or a portion of the loan may be unfunded.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of March 31, 2020. For the three months ended March 31, 2020, the Company did not incur further organization costs or offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the Net Asset Value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company will generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Company obtains these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, or otherwise by a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Adviser;

(3)	The Board of Directors also engages independent valuation firms to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Audit Committee of the Board of Directors reviews the preliminary valuations of the Adviser and the “range-of-value” estimate supplied, at least once annually, by the independent valuation firms and determines valuations for recommendation to the Board of Directors; and

(5)	The Board of Directors discusses the valuations and determines the fair value of each of the investments in good faith, based on the input of the Adviser, the respective independent valuation firm and the Audit Committee.

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

Taxation as a Regulated Investment Company

The Company has elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

As of March 31, 2020, the Company did not declare any distributions.

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2020, the Company incurred Management Fees of $20,699.

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

For the three months ended March 31, 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2020, the total costs reimbursable to Muzinich were $588,949, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of March 31, 2020, the Company had an aggregate of $20,850,000 of unfunded commitments to provide debt financing to its portfolio companies. As of March 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2020 is shown in the table below:

	Expiration Date (1)	As of March 31, 2020
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Wireless Telecom Group, Inc.	5/7/2020	11,600,000
Total unfunded commitments		$20,850,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of March 31, 2020, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2020. For the fiscal period ended December 31, 2019, the Company had not entered into any investment activities, and only held a money market fund valued at amortized cost.

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Debt Instruments	$16,202,402	$16,188,802	$-	$-
Preferred Stock	1,000,000	1,000,000	-	-
Total Investments	$17,202,402	$17,188,802	$-	$-

The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Healthcare Services	22.9%	-
Electronic Equipment & Instruments	20.7%	-
Total	43.6%	-

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of March 31, 2020 and December 31, 2019.

Fair Value Hierarchy as of March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Debt Instruments	$-	$-	$16,188,802	$16,188,802
Preferred Stock	-	-	1,000,000	1,000,000
Cash Equivalents	6,700,000	-	-	6,700,000
Total	$6,700,000	$-	$17,188,802	$23,888,802

Fair Value Hierarchy as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents	$8,000,000	$-	$-	$8,000,000
Total	$8,000,000	$-	$-	$8,000,000

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2020 and the fiscal period ended December 31, 2019.

Term Loan Debt Investments	March 31, 2020	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	16,188,802	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	(13,600)	-
Net accretion of discount on investments	13,600	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$16,188,802	$-

Equity Investments	March 31, 2020	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	1,000,000	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized gain (loss)	-	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$1,000,000	$-

The following table presents the net change in unrealized gains/(losses) for the period relating to these Level 3 assets that were still held by the Company at the end of the three months ended March 31, 2020 and the fiscal period ended December 31, 2019.

Net Change in Unrealized Gain (Loss)	March 31, 2020	December 31, 2019
Term Loan Debt Investments	$(13,600)	$-
Equity Investments	-	-
Total	$(13,600)	$-

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2020 and December 31, 2019. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value March 31, 2020	Valuation Technique	Unobservable Input	Range/ Input	Weighted Average Inputs
Term Loan Debt Investments	$16,188,802	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments	1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Total	$17,188,802

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2020, the Company did not issue any additional shares.

Distributions

For the three months ended March 31, 2020, the Company did not declare distributions.

Transfer of Shares

On March 18, 2020, Muzinich & Co., Inc. transferred 27,213.290 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $2,721,329.00. After the transfer Muzinich & Co., Inc. continues to own 14,662.635 shares of common stock in the Company.

9.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net decrease in net assets resulting from operations per common share is computed by dividing the net decrease in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2020:

For the three months ended
March 31, 2020 (Unaudited)
Net increase in net assets resulting from operations	$193,407
Weighted average common shares of common stock outstanding - basic and diluted	399,879
Basic and diluted net increase in net assets resulting from operations per common share	$0.48

10.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2020:

For the three months ended
March 31, 2020
(Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$98.18
Results of Operations:
Net Investment Income (1)	0.52
Net Realized and Unrealized Loss	(0.03)
Net Decrease in Net Assets Resulting from Operations	0.49

Net Asset Value, End of Period	$98.67

Shares Outstanding, End of Period	399,879

Ratio/Supplemental Data
Net assets, end of period	$39,454,085
Weighted-average shares outstanding (2)	399,879
Total Return (3)	0.50%
Portfolio turnover (4)	0.00%
Ratio of operating expenses to average net assets (5)	2.12%
Ratio of net investment income to average net assets (5)	2.12%

(1)	The per common share data was derived by using ending shares outstanding.

(2)	Calculated for the period January 1, 2020 through March 31, 2020.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period. Total return is not annualized.

(4)	Portfolio turnover is not annualized.

(5)	The ratios reflect an annualized amount.

11.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2020, except as disclosed below.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the current COVID-19 pandemic;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

The adverse effects of COVID-19 may require us to restructure certain of our investments, which could result in reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events may impact our investment originations.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows.

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

As of March 31, 2020, the Company has raised equity capital in the amount of $39,987,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Primary expenses include those related to:

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

We have had limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Portfolio and Investment Activity

As of March 31, 2020, the Company had two debt investments and one equity investment in two portfolio companies with an aggregate fair value of approximately $17.2 million. As of March 31, 2020, our debt investments consisted entirely of first lien securities.

The Company’s investment activity for the three months ended March 31, 2020 is presented below (information presented herein is at cost unless otherwise indicated).

For the three months ended March 31, 2020
New investments:
Gross investments	$17,202,402
Less: sold investments	-
Total new investments	$17,202,402

Principal amount of investments funded:
Term loan debt investments	$16,608,375
Equity investments	1,000,000
Total principal amount of investments funded	$17,608,375

Number of new investment commitments	2
Average new investment commitment amount	$8,601,201
Weighted average maturity for new investment commitments	5.0 years

Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average spread LIBOR of new floating rate investment commitments	7.37%

As of March 31, 2020, the Company’s investments consisted of the following:

	March 31, 2020
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Term loan debt investments	$16,202,402	$16,188,802	94.18%
Equity investments	1,000,000	1,000,000	5.82%
Total Investments	$17,202,402	$17,188,802	100.00%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Company will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics typically on a quarterly basis from portfolio companies. The Company will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the company’s operating performance and prospects.

Results of Operations

The following table represents the operating results for the three months ended March 31, 2020 and the fiscal period ended December 31, 2019:

	For the three months ending March 31, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Total investment income	$414,596	$1,308
Total expenses	207,589	685,927
Net investment income (loss)	207,007	(684,619)
Total net change in unrealized loss	(13,600)	-
Total net realized and unrealized loss	(13,600)	-
Net increase (decrease) in net assets resulting from operations	$193,407	$(684,619)

Investment Income

Investment income for the three months ended March 31, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the three months ending March 31, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Interest from term loan debt instruments	$237,943	$-
Commitment fees	99,007	-
Interest from cash and cash equivalents	77,646	1,308
Total investment income	$414,596	$1,308

Investment income increased to $414,596 for the three months ended March 31, 2020 from $1,308 for the fiscal period ended December 31, 2019, primarily due to an increase in interest income as a result of having commenced investment operations during the three months ending March 31, 2020.

Expenses

Operating expenses for the three months ended March 31, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the three months ending March 31, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Management fees	$20,699	$-
Other operating expenses	186,890	297,818
Net expenses	$207,589	$297,818

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

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We will seek to enter into any bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. The Company’s primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. The Company has the authority to issue 5,000,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 150,000 shares of preferred stock at a $0.001 per share par value. During the three months ended March 31, 2020, the Company did not issue any additional shares. Please see “8. Net Assets” within the Notes to Financial Statements in Item 1. above, for further information.

Contractual Obligations. We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser under which the Adviser will: determine the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identify, evaluate and negotiate the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determine the assets we will originate, purchase, retain or sell; closely monitor and administer the investments we make, including the exercise of any rights in our capacity as a lender; and provide us with such other investment advice, research and related services as we may, from time to time, require. For these services, we will pay the Adviser the Management Fees and Incentive Fees described under the heading “Compensation of Adviser” below.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Adviser;

(3)	The Board of Directors also engages independent valuation firms to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firms review management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Audit Committee of the Board of Directors reviews the preliminary valuations of the Adviser and the “range-of-value” estimate supplied, at least once annually, by the independent valuation firms and determines valuations for recommendation to the Board of Directors; and

(5)	The Board of Directors discusses the valuations and determines the fair value of each of the investments in good faith, based on the input of the Adviser, the respective independent valuation firm and the Audit Committee.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended March 31, 2020, the Company did not declare any distributions.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated. For the three months ended March 31, 2020 the Company incurred Management Fees of $20,699 and did not incur Incentive Fees.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of March 31, 2020.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 1A. Risk Factors

With the exception of the below risk factors, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 27, 2020.

Recent Developments

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect our operating results and those of our portfolio companies. For example, in December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread to other countries, including the United States, which has resulted in restrictions on travel and the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the affected jurisdictions, including the United States. These developments may have adverse consequences for us and our portfolio companies through quarantine measures and travel restrictions imposed on personnel of the Adviser or service providers based or temporarily located in affected areas, or any related health issues of such personnel or service providers. As the potential impact of COVID-19 is difficult to predict, the extent to which COVID-19 could negatively affect us and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption, is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect us and our portfolio companies’ operating results.

We are currently operating in a period of capital markets disruption and economic uncertainty.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in our Annual Report on Form 10-K and/or this Quarterly Report on Form 10-Q, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: May 14, 2020
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 14, 2020	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer