Form 10-Q
period 2020-06-30
Muzinich BDC, Inc.
filed 2020-08-13
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2020

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

The issuer had 399,879 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2020.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2020

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statement of Assets and Liabilities

Assets:	As of June 30, 2020 (Unaudited)	As of December 31, 2019
Non-controlled/non-affiliated investments, at fair value (amortized cost of $17,208,000 and $-, respectively)	$17,173,103	-
Cash and cash equivalents	23,494,221	40,012,875
Receivables:
Interest	188,789	1,308
Other assets	21,000	-
Total Assets	$40,877,113	40,014,183

Liabilities:
Management fee payable (1)	61,519	-
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	513,122	197,926
Accrued other general and administrative expenses (1)	231,601	124,891
Total Liabilities	$1,236,930	753,505

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 150,000 shares authorized; 0 shares issued and outstanding	$-	-
Common Shares, $0.001 par value; 5,000,000 shares authorized; 399,879 shares issued and outstanding	400	400
Additional paid-in capital	39,637,606	39,637,606
Total distributable (accumulated) earnings (losses)	2,177	(377,328)
Total Net Assets	$39,640,183	39,260,678
Total Liabilities and Net Assets	$40,877,113	40,014,183
Net Asset Value Per Share	$99.13	98.18

(1)	The balance includes payables due to Muzinich. Please see Note 4.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Operations

	For the six months ended June 30, 2020 (Unaudited)	For the three months ended June 30, 2020 (Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$715,857	$400,268
Commitment fees	182,000	82,993
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	897,857	483,261
Total Investment Income	897,857	483,261

Expenses:
Management fees	61,519	40,820
Professional fees	240,197	138,980
Directors’ fees and expenses	75,000	37,500
Other general and administrative expenses	106,739	58,566
Total Expenses	483,455	275,866
Net Investment Income	414,402	207,395
Realized and unrealized appreciation/(depreciation) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(34,897)	(21,297)
Total net change in unrealized appreciation/(depreciation)	(34,897)	(21,297)
Total net realized and unrealized appreciation/(depreciation)	(34,897)	(21,297)
Net Increase in Net Assets Resulting from Operations	$379,505	$186,098
Basic and diluted net investment income per common share	$1.04	$0.52
Basic and diluted net increase in net assets resulting from operations per common share	$0.95	$0.47
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 9)	399,879	399,879

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Changes in Net Assets

	For the six months ended June 30, 2020 (Unaudited)	For the three months ended June 30, 2020 (Unaudited)
Increase in Net Assets Resulting from Operations:
Net investment income	$414,402	$207,395
Total net change in unrealized appreciation/(depreciation)	(34,897)	(21,297)
Net Increase in Net Assets Resulting from Operations	379,505	186,098

Total Increase in Net Assets	379,505	186,098
Net Assets, Beginning of Period	39,260,678	39,454,085
Net Assets, End of Period	$39,640,183	$39,640,183
Net asset value per share	$99.13	$99.13
Common shares outstanding at the end of the period	399,879	399,879

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Cash Flows

For the six months ended June 30, 2020 (Unaudited)
Cash Flows from Operating Activities:
Net increase in net assets resulting from operations	$379,505
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation/(depreciation) on investments	34,897
Net accretion of discount and amortization of investments	46,375
Purchases of investments	(17,254,375)
Changes in operating assets and liabilities:
Interest receivable	(187,481)
Other assets	(21,000)
Management fees payable	61,519
Professional fees payable	315,196
Accrued other general and administrative expenses	106,710
Net cash used in operating activities	(16,518,654)
Net decrease in cash and cash equivalents	(16,518,654)
Cash and cash equivalents, beginning of period	40,012,875
Cash and cash equivalents, end of period	$23,494,221

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of June 30, 2020 (Unaudited)

			Acquisition	Maturity	Principal /		Fair	Percentage of
Portfolio Company	Industry	Interest Rate	Date	Date	Par	Cost (1)	Value	Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Term Loan Debt Investments
Ocular Partners HoldCo, LLC (2,3,4)	Healthcare Services	7.80200% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	$8,208,750	$8,042,472	$8,024,053	20.2%
Wireless Telecom Group, Inc. Term Loan B (2,3)	Electronic Equipment & Instruments	7.55200% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,358,000	8,165,528	8,149,050	20.6%
Total Term Loan Debt Investments					$16,566,750	$16,208,000	$16,173,103	40.8%

Equity Investments - Preferred Stock
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,000,000	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,000,000	2.5%

Total Non-Controlled/Non-Affiliated Investments					$17,566,750	$17,208,000	$17,173,103	43.3%
Other Assets in Excess of Liabilities							22,467,080	56.7%
Net assets							$39,640,183	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Variable rate security; rate shown is the rate in effect on June 30, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(3)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(4)	All or a portion of the loan may be unfunded.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2019

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Industry	Interest Rate	Date	Date	Par	Cost	Value	Net Assets
Other Assets in Excess of Liabilities (1)							39,260,678	100.0%
Net assets							$39,260,678	100.0%

(1)	The Company commenced operations on August 7, 2019. As of December 31, 2019, the Company had not commenced investment activities.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of June 30, 2020. For the three months ended June 30, 2020, the Company did not incur further organization costs or offering costs.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations due to changes in foreign exchange rates on investments, other assets and debt from the fluctuations arising from changes in fair values of investments and liabilities held. Such fluctuations are included with the net realized gain (loss) and net change in unrealized appreciation (depreciation) from investments and liabilities.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Topic 820. The amendments in ASU No. 2018-13 are the result of a broader disclosure project called FASB Concept Statement, Conceptual Framework for Financial Reporting — Chapter 8: Notes to Financial Statements. The objective and primary focus of the project are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of the financial statements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU No. 2018-13. Management has adopted certain disclosures of ASU 2018-13 as permitted by the standard.

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

As of June 30, 2020, the Company did not declare any distributions.

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and six months ended June 30, 2020, the Company incurred Management Fees of $40,820 and $61,519, respectively.

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

For the three and six months ended June 30, 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended June 30, 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2020, the total costs reimbursable to Muzinich were $771,642, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of June 30, 2020, the Company had an aggregate of $9,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of June 30, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2020 is shown in the table below:

	Expiration Date (1)	As of June 30, 2020 (Unaudited)
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of June 30, 2020, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2020. For the fiscal period ended December 31, 2019, the Company had not entered into any investment activities, and only held a money market fund valued at amortized cost.

	June 30, 2020		December 31,
	(Unaudited)		2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First Lien Term Loan Debt Instruments	$16,208,000	$16,173,103	$-	$-
Equity Investments - Preferred Stock	1,000,000	1,000,000	-	-
Total Investments	$17,208,000	$17,173,103	$-	$-

100% of the investments held as of June 30, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020 (Unaudited)	December 31, 2019
Healthcare Services	22.7%	-
Electronic Equipment & Instruments	20.6%	-
Total	43.3%	-

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of June 30, 2020 and December 31, 2019.

Fair Value Hierarchy as of June 30, 2020 (Unaudited)

Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Instruments	$-	$-	$16,173,103	$16,173,103
Equity Investments - Preferred Stock	-	-	1,000,000	1,000,000
Cash Equivalents	6,700,000	-	-	6,700,000
Total	$6,700,000	$-	$17,173,103	$23,873,103

Fair Value Hierarchy as of December 31, 2019

Description	Level 1	Level 2	Level 3	Total
Cash Equivalents	$8,000,000	$-	$-	$8,000,000
Total	$8,000,000	$-	$-	$8,000,000

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2020 and the fiscal period ended December 31, 2019.

	Six Months Ended
First Lien Term Loan Debt Instruments	June 30, 2020 (Unaudited)	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	16,254,375	-
Proceeds from principal payments	-	-
Net change in unrealized appreciation/(depreciation)	(34,897)	-
Net accretion of discount and amortization of investments	(46,375)	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$16,173,103	$-

Six Months Ended
Equity Investments - Preferred Stock	June 30, 2020 (Unaudited)	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	1,000,000	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	-	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$1,000,000	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the six months ended June 30, 2020 and the fiscal period ended December 31, 2019.

	Six Months Ended
Net Change in Unrealized Appreciation/(Depreciation)	June 30, 2020 (Unaudited)	December 31, 2019
First Lien Term Loan Debt Instruments	$(34,897)	$-
Equity Investments - Preferred Stock	-	-
Total	$(34,897)	$-

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2020. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value June 30, 2020 (Unaudited)	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
First Lien Term Loan Debt Instruments	$16,173,103	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Total	$17,173,103

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the six months ended June 30, 2020, the Company did not issue any additional shares.

Distributions

For the six months ended June 30, 2020, the Company did not declare distributions.

Transfer of Shares

On March 18, 2020, Muzinich & Co., Inc. transferred 27,213.290 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $2,721,329.00. After the transfer Muzinich & Co., Inc. continued to own 14,662.635 shares of common stock in the Company. On June 1, 2020, a seller transferred 1,066.317 shares of common stock to Muzinich & Co., Inc. for aggregate consideration of $106,631.70. After the transfer Muzinich & Co., Inc. continued to own 15,728.952 shares of common stock in the Company. On June 23, 2020, Muzinich & Co., Inc. transferred 8,774.897 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $877,489.70. After the transfer Muzinich & Co., Inc. continued to own 6,954.055 shares of common stock in the Company.

9.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the six and three months ended June 30, 2020:

	For the six months ended	For the three months ended
	June 30, 2020 (Unaudited)	June 30, 2020 (Unaudited)
Net increase in net assets resulting from operations	$379,505	$186,098
Weighted average common shares of common stock outstanding - basic and diluted	399,879	399,879
Basic and diluted net increase in net assets resulting from operations per common share	$0.95	$0.47

10.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2020:

For the six months ended
June 30, 2020 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$98.18

Results of Operations:
Net Investment Income (1)	1.04
Net Realized and Unrealized Appreciation/(Depreciation)	(0.09)
Net Increase in Net Assets Resulting from Operations	0.95

Net Asset Value, End of Period	$99.13

Shares Outstanding, End of Period	399,879

Ratio/Supplemental Data
Net assets, end of period	$39,640,183
Weighted-average shares outstanding (2)	399,879
Total Return (3)	0.97%
Portfolio turnover (4)	0.00%
Ratio of total expenses to average net assets (5)	2.46%
Ratio of net investment income to average net assets (5)	2.11%

(1)	The per common share data was derived using average shares outstanding.

(2)	Calculated for the period January 1, 2020 through June 30, 2020

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period. Total return is not annualized.

(4)	Portfolio turnover is not annualized.

(5)	The ratios reflect an annualized amount.

11.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of June 30, 2020, except as disclosed below.

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

On July 10, 2020, the Company declared a distribution of $0.5000 per share, or $199,939.38, payable on July 15, 2020.

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

As of June 30, 2020, the Company has raised equity capital in the amount of $39,987,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of June 30, 2020, the Company had two debt investments and one equity investment in two portfolio companies with an aggregate fair value of approximately $17.2 million. As of June 30, 2020, our debt investments consisted entirely of first lien securities.

The Company’s investment activity for the six months ended June 30, 2020 is presented below (information presented herein is at cost unless otherwise indicated).

For the six months ended June 30, 2020 (Unaudited)
New investments:
Gross investments	$17,208,000
Less: sold investments	-
Total new investments	$17,208,000

Principal amount of investments funded:
Term loan debt investments	$16,566,750
Equity investments	1,000,000
Total principal amount of investments funded	$17,566,750

Number of new investment commitments	2
Average new investment commitment amount	$8,604,000
Weighted average maturity for new investment commitments	5.0 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average spread LIBOR of new floating rate investment commitments	7.37%

As of June 30, 2020, the Company’s investments consisted of the following:

	June 30, 2020 (Unaudited)
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Term loan debt investments	$16,208,000	$16,173,103	94.18%
Equity investments	1,000,000	1,000,000	5.82%
Total Investments	$17,208,000	$17,173,103	100.00%

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

Results of Operations

The following table represents the operating results for the six and three months ended June 30, 2020 and the fiscal period ended December 31, 2019:

	For the six months ending June 30, 2020 (Unaudited)	For the three months ending June 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Total investment income	$897,857	$483,261	$1,308
Total expenses	483,455	275,866	685,927
Net investment income (loss)	414,402	207,395	(684,619)
Total net change in unrealized appreciation/(depreciation)	(34,897)	(21,297)	-
Total net realized and unrealized appreciation/(depreciation)	(34,897)	(21,297)	-
Net increase (decrease) in net assets resulting from operations	$379,505	$186,098	$(684,619)

Investment Income

Investment income for the six and three months ended June 30, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the six months ending June 30, 2020 (Unaudited)	For the three months ending June 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Interest from term loan debt instruments	$633,921	$395,978	$-
Commitment fees	182,000	82,993	-
Interest from cash and cash equivalents	81,936	4,290	1,308
Total investment income	$897,857	$483,261	$1,308

Investment income increased to $897,857 for the six months ended June 30, 2020 from $1,308 for the fiscal period ended December 31, 2019, primarily due to an increase in interest income as a result of having commenced investment operations during the six months ending June 30, 2020.

Expenses

Operating expenses for the three and six months ended June 30, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the six months ending June 30, 2020 (Unaudited)	For the three months ending June 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Management fees	$61,519	$40,820	$-
Other operating expenses	421,936	235,046	297,818
Net expenses	$483,455	$275,866	$297,818

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

Equity Activity. The Company has the authority to issue 5,000,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 150,000 shares of preferred stock at a $0.001 per share par value. During the six months ended June 30, 2020, the Company did not issue any additional shares. Please see “8. Net Assets” within the Notes to Financial Statements in Item 1. above, for further information.

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

We have also entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator will provide the administrative and recordkeeping purposes services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide accounting services with respect to the Company.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the six months ended June 30, 2020, the Company did not declare any distributions.

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

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated. For the three and six months ended June 30, 2020 the Company incurred Management Fees of $40,820 and $61,519, respectively, and did not incur Incentive Fees.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of June 30, 2020.

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

Muzinich BDC, Inc.
Date: August 12, 2020
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: August 12, 2020	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer