Form 10-Q
period 2020-09-30
Muzinich BDC, Inc.
filed 2020-11-13
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2020

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

The issuer had 39,987.9 shares of common stock, $0.001 par value per share, outstanding as of November 13, 2020.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2020

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statement of Assets and Liabilities

	As of September 30, 2020 (Unaudited)	As of December 31, 2019
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $17,210,806 and $-, respectively)	$17,301,739	-
Cash and cash equivalents	23,896,476	40,012,875
Receivables:
Interest	3,844	1,308
Total Assets	$41,202,059	40,014,183

Liabilities:
Management fee payable (1)	101,785	-
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	690,163	197,926
Accrued other general and administrative expenses (1)	272,033	124,891
Total Liabilities	$1,494,669	753,505

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized; 0 shares issued and outstanding	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized; 39,987.9 shares issued and outstanding	400	400
Additional paid-in capital	39,637,606	39,637,606
Total distributable (accumulated) earnings (losses)	69,384	(377,328)
Total Net Assets	$39,707,390	39,260,678
Total Liabilities and Net Assets	$41,202,059	40,014,183
Net Asset Value Per Share (2)	$992.99	981.81

(1)	The balance includes payables due to Muzinich. Please see Note 4.
(2)	The net asset value per share as of December 31, 2019 has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Operations (Unaudited)

	For the nine months ended September 30, 2020	For the three months ended September 30, 2020	For the Period August 7, 2019 (commencement of operations) through September 30, 2019
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$1,116,273	$400,416	$-
Commitment fees	205,639	23,639	-
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	1,321,912	424,055	-
Total Investment Income	1,321,912	424,055	-

Expenses:
Management fees	101,785	40,266	-
Organizational fees (Note 2)	-	-	379,561
Professional fees	383,115	142,918	59,403
Directors’ fees and expenses	112,500	37,500	26,183
Other general and administrative expenses	168,793	62,054	33,651
Total Expenses	766,193	282,738	498,798
Net Investment Income (Loss)	555,719	141,317	(498,798)
Realized and unrealized appreciation/(depreciation) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	90,933	125,830	-
Total net change in unrealized appreciation/(depreciation)	90,933	125,830	-
Total net realized and unrealized appreciation/(depreciation)	90,933	125,830	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$646,652	$267,147	$(498,798)
Basic and diluted net investment income (loss) per common share (1)	$13.90	$3.53	$(553.60)
Basic and diluted net increase (decrease) in net assets resulting from operations per common share (1)	$16.17	$6.68	$(553.60)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 9) (1)	39,987.9	39,987.9	901.0

(1)	This information, for the period August 7, 2019 through September 30, 2019, has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Changes in Net Assets (Unaudited)

	For the nine months ended September 30, 2020	For the three months ended September 30, 2020	For the Period August 7, 2019 (commencement of operations) through September 30, 2019
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$555,719	$141,317	$(498,798)
Total net change in unrealized appreciation/(depreciation)	90,933	125,830	-
Net Increase (Decrease) in Net Assets Resulting from Operations	646,652	267,147	(498,798)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(199,940)	(199,940)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(199,940)	(199,940)	-

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	861,648
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	-	861,648
Total Increase (Decrease) in Net Assets	446,712	67,207	362,850
Net Assets, Beginning of Period	39,260,678	39,640,183	-
Net Assets, End of Period	$39,707,390	$39,707,390	$362,850
Net asset value per share (1)	$992.99	$992.99	$402.72
Common shares outstanding at the end of the period (1)	39,987.9	39,987.9	901.0

(1)	The information for the period August 7, 2019 through September 30, 2019 has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statement of Cash Flows (Unaudited)

	For the nine months ended September 30, 2020	For the Period August 7, 2019 (commencement of operations) through September 30, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$646,652	$(498,798)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(90,933)	-
Net accretion of discount and amortization of investments	43,569	-
Purchases of investments	(17,254,375)	-
Changes in operating assets and liabilities:
Interest receivable	(2,536)	-
Management fees payable	101,785	-
Organizational fees payable	-	379,561
Professional fees payable	492,237	85,586
Accrued other general and administrative expenses	147,142	33,651
Net cash provided by (used in) operating activities	(15,916,459)	-
Cash Flows from Financing Activities:
Distributions paid in cash	(199,940)	-
Proceeds from issuance of common shares	-	901,000
Net cash provided by (used in) financing activities	(199,940)	901,000
Net increase (decrease) in cash and cash equivalents	(16,116,399)	901,000
Cash and cash equivalents, beginning of period	40,012,875	-
Cash and cash equivalents, end of period	$23,896,476	$901,000

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of September 30, 2020 (Unaudited)

		Interest	Acquisition	Maturity/ Expiration	Principal /		Fair	Percentage of Net
Portfolio Company	Industry	Rate	Date	Date	Units	Cost (1)	Value	Assets
Non-Controlled/Non-Affiliated Investments
First Lien Term Loan Debt Investments
Ocular Partners HoldCo, LLC (2,3,4)	Healthcare Services	7.73388% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	$8,188,125	$8,034,002	$8,060,893	20.3%
Wireless Telecom Group, Inc. Term Loan B (2,3)	Electronic Equipment & Instruments	7.48388% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,337,000	8,019,992	8,074,616	20.3%
Total Term Loan Debt Investments					$16,525,125	$16,053,994	$16,135,509	40.6%

Equity Investments - Preferred Stock
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,000,000	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,000,000	2.5%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	2/7/2020	N/A	266,167	$156,812	$166,230	0.4%
Total Warrants					266,167	$156,812	$166,230	0.4%

Total Non-Controlled/Non-Affiliated Investments						$17,210,806	$17,301,739	43.5%
Other Assets in Excess of Liabilities							22,405,651	56.5%
Net assets							$39,707,390	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Variable rate security; rate shown is the rate in effect on September 30, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(3)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(4)	All or a portion of the loan may be unfunded.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2019

			Acquisition	Maturity	Principal /	Amortized	Fair	Percentage
Portfolio Company	Industry	Interest Rate	Date	Date	Par	Cost	Value	of Net Assets
Other Assets in Excess of Liabilities (1)							39,260,678	100.0%
Net assets							$39,260,678	100.0%

(1)	The Company commenced operations on August 7, 2019. As of December 31, 2019, the Company had not commenced investment activities.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of September 30, 2020. For the three months ended September 30, 2020, the Company did not incur further organization costs or offering costs.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Adviser;

(3)	The Board of Directors also engages an independent valuation firm to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of Topic 820. The amendments in ASU No. 2018-13 are the result of a broader disclosure project called FASB Concept Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. The objective and primary focus of the project are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of the financial statements. ASU No. 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of ASU No. 2018-13. Management has adopted the standard and there was no material impact.

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

Distributions and Components of Net Assets on a Tax Basis

On July 10, 2020, the Company declared a distribution of $0.50 per share, or $199,940, payable on July 15, 2020. This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction. Please see “8. Net Assets” within the Notes to Financial Statements in Item 1. below, for further information.

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the nine and three months ended September 30, 2020, the Company incurred Management Fees of $101,785 and $40,266, respectively.

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

For the three and nine months ended September 30, 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended September 30, 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2020, the total costs reimbursable to Muzinich were $933,871, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of September 30, 2020, the Company had an aggregate of $9,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of September 30, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2020 is shown in the table below:

	Expiration Date (1)	As of September 30, 2020 (Unaudited)
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of September 30, 2020, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2020. For the fiscal period ended December 31, 2019, the Company had not entered into any investment activities, and only held a money market fund valued at amortized cost.

	September 30, 2020
	(Unaudited)		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First Lien Term Loan Debt Instruments	$16,053,994	$16,135,509	$-	$-
Equity Investments - Preferred Stock	1,000,000	1,000,000	-	-
Warrants	156,812	166,230	-	-
Total Investments	$17,210,806	$17,301,739	$-	$-

100% of the investments held as of September 30, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020 (Unaudited)	December 31, 2019
Healthcare Services	22.8%	-
Electronic Equipment & Instruments	20.7%	-
Total	43.5%	-

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of September 30, 2020 and December 31, 2019.

	Fair Value Hierarchy as of September 30, 2020 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Instruments	$-	$-	$16,135,509	$16,135,509
Equity Investments - Preferred Stock	-	-	1,000,000	1,000,000
Warrants	-	-	166,230	166,230
Cash Equivalents	6,700,000	-	-	6,700,000
Total	$6,700,000	$-	$17,301,739	$24,001,739

	Fair Value Hierarchy as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents	$8,000,000	$-	$-	$8,000,000
Total	$8,000,000	$-	$-	$8,000,000

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2020 and the fiscal period ended December 31, 2019.

First Lien Term Loan Debt Instruments	Nine Months Ended September 30, 2020 (Unaudited)	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	16,097,563	-
Proceeds from principal payments	-	-
Net change in unrealized appreciation/(depreciation)	81,515	-
Net accretion of discount and amortization of investments	(43,569)	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$16,135,509	$-

Equity Investments - Preferred Stock	Nine Months Ended September 30, 2020 (Unaudited)	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	1,000,000	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	-	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$1,000,000	$-

Warrants	Nine Months Ended September 30, 2020 (Unaudited)	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	156,812	-
Proceeds from principal payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	9,418	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$166,230	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the nine months ended September 30, 2020 and the fiscal period ended December 31, 2019.

Net Change in Unrealized Appreciation/(Depreciation)	Nine Months Ended September 30, 2020 (Unaudited)	December 31, 2019
First Lien Term Loan Debt Instruments	$81,515	$-
Equity Investments - Preferred Stock	-	-
Warrants	9,418	-
Total	$90,933	$-

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2020. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value September 30, 2020 (Unaudited)	Valuation Technique	Unobservable Input	Range/ Input	Weighted Average Inputs
First Lien Term Loan Debt Instruments	$16,135,509	Discounted cash flow	Discount rate	10.0%-9.6%	9.8%
Equity Investments - Preferred Stock	1,000,000	Market approach	EBITDA multiples	8.75x-9.75x	9.25	x
Warrants	166,230	Option model	Volatility	54.0%	54.0%
Total	$17,301,739

8.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2020, the Company did not issue any additional shares.

Distributions

On July 10, 2020, the Company declared a distribution of $0.50 per share, or $199,940, payable on July 15, 2020. This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction.

Transfer of Shares

On March 18, 2020, Muzinich & Co., Inc. transferred 27,213.290 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $2,721,329.00. After the transfer Muzinich & Co., Inc. continued to own 14,662.635 shares of common stock in the Company. On June 1, 2020, a seller transferred 1,066.317 shares of common stock to Muzinich & Co., Inc. for aggregate consideration of $106,631.70. After the transfer Muzinich & Co., Inc. continued to own 15,728.952 shares of common stock in the Company. On June 23, 2020, Muzinich & Co., Inc. transferred 8,774.897 of its shares of the Company’s common stock to certain purchasers for aggregate consideration of $877,489.70. After the transfer Muzinich & Co., Inc. continued to own 6,954.055 shares of common stock in the Company. All share amounts discussed in this paragraph are prior to the reverse stock split discussed below and have not been adjusted to reflect that transaction.

Reverse Stock Split

On September 11, 2020, Muzinich BDC, Inc. filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Certificate of Incorporation, as amended with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split (the “Reverse Stock Split”), effective as of September 11, 2020, of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and to reduce the number of authorized shares of Common Stock and authorized shares of the Company’s preferred stock, par value $0.001 per share (the “Preferred Stock”) by the same ratio (the “Authorized Share Reduction”). The Certificate of Amendment was approved by the Company’s shareholders at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”) held on September 8, 2020.

As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock was proportionately decreased from 399,879 shares to 39,987.9 shares. The Authorized Share Reduction reduced the number of shares of Common Stock that the Company is authorized to issue from 5,000,000 to 500,000 and reduced the number of shares of Preferred Stock that the Company is authorized to issue from 150,000 to 15,000. The Reverse Stock Split and Authorized Share Reduction will not change the par value of the Common Stock or Preferred Stock.

9.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the nine and three months ended September 30, 2020:

	For the nine months ended September 30, 2020 (Unaudited)	For the three months ended September 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through September 30, 2019 (Unaudited) (1)

Net increase (decrease) in net assets resulting from operations	$646,652	$267,147	$(498,798)
Weighted average common shares of common stock outstanding - basic and diluted	39,987.9	39,987.9	901.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$16.17	$6.68	$(553.60)

(1)	The information for the period August 7, 2019 through September 30, 2019 has been restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

10.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2020:

	For the nine months ended September 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through September 30, 2019 (Unaudited) (1)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$981.81	$1,000.00

Results of Operations:
Net Investment Income (Loss) (2)	13.90	(553.60)
Net Realized and Unrealized Appreciation/(Depreciation)	2.28	-
Net Increase (Decrease) in Net Assets Resulting from Operations	16.18	(553.60)

Distributions to Common Stockholders
Distributions from Net Investment Income	(5.00)	-
Net Decrease in Net Assets Resulting from Distributions	(5.00)	-

Capital Share Transactions
Issuance of Common Stock (3)	-	(43.68)
Net Increase (Decrease) Resulting from Capital Share Transactions	-	(43.68)

Net Asset Value, End of Period	$992.99	$402.72

Shares Outstanding, End of Period	39,987.9	901.0

Ratio/Supplemental Data
Net assets, end of period	$39,707,390	$362,850
Weighted-average shares outstanding (4)	39,987.9	901.0
Total Return (5)	1.65%	(59.73)%
Portfolio turnover (6)	0.00%	0.00%
Ratio of total expenses to average net assets (7)	2.59%	434.96%
Ratio of net investment income (loss) to average net assets (7)	1.88%	(434.96)%

(1)	The information for the period August 7, 2019 through September 30, 2019 was restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

(2)	The per common share data was derived using average shares outstanding.
(3)	Represents offering costs charged to paid-in capital.
(4)	Calculated for the periods January 1, 2020 through September 30, 2020 and August 7, 2019 (commencement of operations) through September 30, 2019, respectively.
(5)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized.

(6)	Portfolio turnover is not annualized.
(7)	The ratios reflect an annualized amount.

11.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of September 30, 2020, except as disclosed below.

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

On October 14, 2020, the Company entered into a subscription agreement with a certain investor providing for the private placement of the Company’s common stock pursuant to a Private Offering, in which the certain investor committed to purchase shares of common stock in an amount up to $10,000,000, by funding drawdowns on an as-needed basis.

On October 15, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on October 23, 2020.

On November 12, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on November 19, 2020.

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

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. The Company has elected to be treated as a BDC under the Investment Company Act, and has elected to be treated as a regulated investment company for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2020, the Company has raised equity capital in the amount of $39,987,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of September 30, 2020, the Company had two debt investments and one equity investment in two portfolio companies with an aggregate fair value of approximately $17.3 million. As of September 30, 2020, our debt investments consisted entirely of first lien securities.

The Company’s investment activity for the nine months ended September 30, 2020 is presented below (information presented herein is at cost unless otherwise indicated).

For the nine months ended September 30, 2020 (Unaudited)
New investments:
Gross investments	$17,210,806
Less: sold investments	-
Total new investments	$17,210,806

Principal/par/units amount of investments funded:
Term loan debt investments	$16,525,125
Equity investments	1,000,000
Warrants	266,167

Number of new investment commitments	2
Average new investment commitment amount	$8,605,403
Weighted average maturity for new investment commitments	5.0 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average spread LIBOR of new floating rate investment commitments	7.37%

As of September 30, 2020, the Company’s investments consisted of the following:

	September 30, 2020 (Unaudited)
	Amortized	Fair	Percentage of Total Investments at Fair
	Cost	Value	Value
Term loan debt investments	$16,053,994	$16,135,509	93.26%
Equity investments	1,000,000	1,000,000	5.78%
Warrants	156,812	166,230	0.96%
Total Investments	$17,210,806	$17,301,739	100.00%

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

Results of Operations

The following table represents the operating results for the nine and three months ended September 30, 2020 and the period August 7, 2019 through September 30, 2019:

	For the nine months ending September 30, 2020 (Unaudited)	For the three months ending September 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through September 30, 2019 (Unaudited)
Total investment income	$1,321,912	$424,055	$-
Total expenses	766,193	282,738	498,798
Net investment income (loss)	555,719	141,317	(498,798)
Total net change in unrealized appreciation/(depreciation)	90,933	125,830	-
Total net realized and unrealized appreciation/(depreciation)	90,933	125,830	-
Net increase (decrease) in net assets resulting from operations	$646,652	$267,147	$(498,798)

Investment Income

Investment income for the nine and three months ended September 30, 2020 and the period August 7, 2019 through September 30, 2019 was as follows:

	For the nine months ending September 30, 2020 (Unaudited)	For the three months ending September 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through September 30, 2019 (Unaudited)
Interest from term loan debt instruments	$1,032,869	$398,948	$-
Commitment fees	205,639	23,639	-
Interest from cash and cash equivalents	83,404	1,468	-
Total investment income	$1,321,912	$424,055	$-

Investment income increased to $1,321,912 for the nine months ended September 30, 2020 from $- for the fiscal period ended September 30, 2019, primarily due to an increase in interest income as a result of having commenced investment operations during the nine months ending September 30, 2020.

Expenses

Operating expenses for the nine and three months ended September 30, 2020 and the period ended August 7, 2019 to September 30, 2019 was as follows:

	For the nine months ending September 30, 2020 (Unaudited)	For the three months ending September 30, 2020 (Unaudited)	For the Period August 7, 2019 (commencement of operations) through September 30, 2019 (Unaudited)
Management fees	$101,785	$40,266	$-
Other operating expenses	664,408	242,472	119,237
Net expenses	$766,193	$282,738	$119,237

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

Equity Activity. The Company has the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value. During the nine months ended September 30, 2020, the Company did not issue any additional shares. The amounts in this paragraph reflect a reverse stock split that was effective as of September 11, 2020. Please see “8. Net Assets” within the Notes to Financial Statements in Item 1. above, for further information.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of the Adviser;

(3)	The Board of Directors also engages an independent valuation firm to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. On July 10, 2020, the Company declared a distribution of $0.50 per share, or $199,940, payable on July 15, 2020. This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction. Please see “8. Net Assets” within the Notes to Financial Statements in Item 1. above, for further information.

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

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated. For the nine and three months ended September 30, 2020 the Company incurred Management Fees of $101,785 and $40,266, respectively, and did not incur Incentive Fees.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Board of Directors in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of September 30, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.

(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: November 13, 2020
	By:	/s/ Jeffrey Youle
	Name:	Jeffrey Youle
	Title:	Chief Executive Officer

Date: November 13, 2020	By:	/s/ Paul Fehre
	Name:	Paul Fehre
	Title:	Chief Financial Officer