Form 10-K
period 2020-12-31
Muzinich BDC, Inc.
filed 2021-03-31
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer had 53,487.9 shares of common stock, $0.001 par value per share, outstanding as of March 23, 2021.

MUZINICH BDC, INC.

FORM 10-K FOR THE PERIOD ENDED DECEMBER 31, 2020

i

Summary of Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Some, but not all, of the risks and uncertainties that the Company faces are summarized below. Please refer to Item 1A for a more fulsome description of each risk.

Risks Relating to Our Business and Structure

●	We have a limited operating history.
●	We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
●	Our Adviser and its management have no prior experience managing a BDC.
●	We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
●	We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
●	We will be dependent upon management personnel of Muzinich, and Muzinich’s ability to attract and retain talented personnel, for our future success.
●	Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.
●	Our ability to grow depends on our ability to raise additional capital.
●	We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.
●	Even if the value of your investment declines, the management fee will still be payable.
●	Certain investors will be limited in their ability to make significant investments in us.
●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.
●	We may determine to fund a portion of our investments in the future with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.
●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.
●	Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Investment Management Agreement.
●	Our ability to enter into transactions with our affiliates will be restricted
●	We may be subject to risks associated with the discontinuance of LIBOR.
●	We may form one or more CLOs, which may subject us to certain structured financing risks.
●	Certain provisions of our Certificate of Incorporation and bylaws, the Delaware General Corporation Law (“DGCL”) as well as other aspects of our structure could deter takeover attempts.
●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.
●	Commodity Futures Trading Commission rulemaking may have a negative impact on us and our Adviser.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative.
●	Investing in middle-market companies involves a number of significant risks.
●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.
●	The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
●	The lack of liquidity in our investments may adversely affect our business
●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
●	Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.
●	When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity.
●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	Our debt investments may be risky and we could lose all or part of our investment.
●	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
●	We may be exposed to special risks associated with bankruptcy cases.
●	We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.
●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.
●	Our portfolio companies may be highly leveraged.
●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.
●	We may invest in instruments with a deferred interest feature.
●	We may expose ourselves to risks if we engage in hedging transactions.

Risks Relating to the Offering and Ownership of Our Common Stock

●	We may experience fluctuations in our quarterly results.
●	Investors in closings after the Initial Closing could receive fewer shares of common stock than anticipated.
●	Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.
●	We will incur significant costs as a result of being subject to the Exchange Act.
●	We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
●	Beneficial owners of our equity securities may be subject to certain regulatory requirements and filing requirements based on their ownership percentages.
●	You may be subject to the short-swing profits rules under the Exchange Act as a result of your investment in us.

●	Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
●	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.
●	We will be exposed to risks associated with changes in interest rates.
●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

●	Investing in our common stock involves a high degree of risk.

●	We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.
●	The current COVID-19 crisis may have a negative impact on us and our Adviser

PART I.

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Code for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We have invested and intend to further invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We will seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. In this Form 10-K, we generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $5 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We have invested in primary origination investments and expect to further invest in both primary origination investments as well as open-market secondary purchases. We expect to source our primary origination investments through our Adviser’s (as defined below) and its affiliates’ network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including investments in cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between 3 and 8 years and to generally range in size between $10 and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact the Company’s performance by limiting the availability of potential investments.

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

General Portfolio Composition and Investment Strategy

As noted above, we have invested in primary origination investments and expect to further invest in both primary origination investments as well as open-market secondary purchases. We expect to source our primary origination investments through Muzinich’s network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between 3 and 8 years and to generally range in size between $10 and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact the Company’s performance by limiting the availability of potential investments.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under those limits, we generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, which was recently adopted by the SEC, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

(3) Our Board of Directors also engages an independent valuation firm to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

(4) The Audit Committee of our Board of Directors reviews the preliminary valuations of the Adviser and the “range of value” estimate supplied, at least once annually, by the independent valuation firm and determines the valuations for recommendation to our Board of Directors; and

(5) Our Board of Directors discusses the valuations and determines the fair value of each of our investments in good faith, based on the input of our Adviser, the respective independent valuation firm and the Audit Committee.

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

Election to be Taxed as a RIC

We have elected to be considered a BDC under the Investment Company Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.

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

We have a limited operating history.

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

Although we have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, we cannot assure you that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC status and be relieved of U.S. federal income taxes on income and gains distributed to our stockholders, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

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

In addition, we note that any investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Furthermore, pursuant to the Resource Sharing Arrangement, our Adviser relies upon Muzinich & Co. to provide it with resources so as to enable it to fulfill its obligations under the Investment Management Agreement. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates. In any such case, if our Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only pursuant to the terms and conditions set forth in the exemptive order that we have obtained from the SEC.

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

We expect to co-invest on a concurrent basis with accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. If our Adviser decides not to proceed with an investment on our behalf, then the diligence expenses and related costs will be allocated between us and the other applicable entities. In certain circumstances, negotiated co-investments may only be made pursuant to the terms and conditions set forth in the exemptive order that we have obtained from the SEC.

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

In advance of 2021, regulators and market participants were expected to work together to identify or develop successor Reference Rates. Additionally, prior to 2021, it was expected that market participants would focus on the transition mechanisms by which the Reference Rates in existing contracts or instruments may be amended, whether through market-wide protocols, fallback contractual provisions, bespoke negotiations or amendments or otherwise. Nonetheless, the termination of certain Reference Rates presents risks to the Company. At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of alternative Reference Rates or any other reforms to Reference Rates that may be enacted in the UK or elsewhere. The elimination of a Reference Rate or any other changes or reforms to the determination or supervision of Reference Rates could have an adverse impact on the market for or value of any securities or payments linked to those Reference Rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute Reference Rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

Based on further announcements by the FCA on December 4, 2020, the publication of certain LIBOR settings will first cease after the publication of LIBOR on June 30, 2023, including the overnight and 1, 3, 6 and 12 months of the USD LIBOR.

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

Certain provisions of our Certificate of Incorporation and bylaws, the Delaware General Corporation Law (“DGCL”) as well as other aspects of our structure could deter takeover attempts.

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

Risks Relating to the Offering and Ownership of Our Common Stock

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

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

General Risk Factors

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC and that the Code will impose on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

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

The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Adviser;

(3)	Our Board of Directors also engages an independent valuation firm to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Audit Committee of our Board of Directors reviews the preliminary valuations of the Adviser and the “range of value” estimate supplied, at least once annually, by the independent valuation firm and determines the valuations for recommendation to our Board of Directors; and

(5)	Our Board of Directors discusses the valuations and determines the fair value of each of our investments in good faith, based on the input of our Adviser, the respective independent valuation firm and the Audit Committee.

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

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 6. Selected Financial Data

The following selected financial and other data for the year ended December 31, 2020 and for the period August 7, 2019 (commencement of operations) through December 31, 2019 is derived from our audited financial statements. The selected financial information and other data presented below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10-K and with the audited financial statements and the notes thereto included in Part II, Item 8 of this Form 10-K.

	For the Year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019 (1)
Total Investment Income	$1,844,745	$1,308
Total Expenses	1,045,835	685,927
Net Investment Income (Loss)	798,910	(684,619)
Total net change in unrealized appreciation/(depreciation)	299,306	-
Total net realized and unrealized appreciation/(depreciation)	299,306	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,098,216	$(684,619)

Per share information - basic and diluted
Net Investment Income (Loss)	$19.90	$(102.60)
Net Increase (Decrease) in Net Assets Resulting from Operations	$27.35	$(102.60)

Balance sheet data:
Total assets	$64,533,386	$40,014,183
Net assets	$45,759,075	$39,260,678

Other data:
Total return based on net asset value	2.88%	(1.82)%

(1) This information has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8 in Item 8. “Financial Statements and Supplementary Data”.

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

As of December 31, 2020, the Company has raised equity capital in the amount of $45,987,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

We have entered into a credit facility, and may enter into a further credit facility or other debt arrangements, to partially fund our operations, and have incurred costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have had limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Portfolio and Investment Activity

As of December 31, 2020, the Company had three debt investments, one equity investment and one warrant position in three portfolio companies with an aggregate fair value of approximately $29.1 million. As of December 31, 2020, our debt investments consisted entirely of first lien securities. Short-term investments as of December 31, 2020 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $19.5 million.

The Company’s investment activity for the year ended December 31, 2020 is presented below (information presented herein is at cost unless otherwise indicated). For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company had not commenced investment activity.

For the year ended December 31, 2020
New investments:
Gross investments	$28,839,837
Less: sold investments	-
Total new investments	$28,839,837

Principal/par/units amount of investments funded:
Term loan debt investments	$28,483,500
Equity investments	1,000,000
Warrants	266,167

Number of new investment commitments	3
Average new investment commitment amount	$9,613,279
Weighted average maturity for new investment commitments	5.0 years
Percentage of new debt investment commitments at floating rates	100%
Percentage of new debt investment commitments at fixed rates	0%
Weighted average spread LIBOR of new floating rate investment commitments	8.30%

As of December 31, 2020, the Company’s investments consisted of the following:

	December 31, 2020
			Percentage of Total
	Amortized	Fair	Investments at
	Cost	Value	Fair Value
Term loan debt investments	$27,683,025	$27,776,948	57.11%
Equity investments	1,000,000	1,127,079	2.32%
Warrants	156,812	235,116	0.48%
Short-term investments	19,499,352	19,499,352	40.09%
Total Investments	$48,339,189	$48,638,495	100.00%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, the Company will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics, typically on a quarterly basis from portfolio companies. The Company will use this data, combined with the knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The Company is a recently formed entity that commenced operations on August 7, 2019. Therefore, the following comparison of operating results to the period ended December 31, 2019 is not for a full 12-month period.

The following table represents the operating results for the year ended December 31, 2020 and the fiscal period ended December 31, 2019:

	For the year ending December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Total investment income	$1,844,745	$1,308
Total expenses	1,045,835	685,927
Net investment income (loss)	798,910	(684,619)
Total net change in unrealized appreciation/(depreciation)	299,306	-
Total net realized and unrealized appreciation/(depreciation)	299,306	-
Net increase (decrease) in net assets resulting from operations	$1,098,216	$(684,619)

Investment Income

Investment income for the year ended December 31, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the year ending December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Interest from term loan debt instruments	$1,542,926	$-
Commitment fees	218,035	-
Interest from cash and cash equivalents	83,404	1,308
Interest from short-term investments	380	-
Total investment income	$1,844,745	$1,308

Investment income increased from $1,308 for the fiscal period ended December 31, 2019 to $1,844,745 for the year ended December 31, 2020, primarily due to an increase in interest income as a result of having commenced investment operations during the year ended December 31, 2020.

Expenses

Operating expenses for the year ended December 31, 2020 and the fiscal period ended December 31, 2019 was as follows:

	For the year ending December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Management fees	$160,548	$-
Other operating expenses	885,287	297,818
Net expenses	$1,045,835	$297,818

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the Investment Company Act. Under those limits, we generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, which was recently adopted by the SEC, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We have entered into a credit facility based on customary market terms, and will seek to enter into any further bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. The Company’s primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. The Company has the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value. The amounts in this paragraph reflect a reduction in the number of authorized shares of Common Stock and authorized shares of the Company’s preferred stock, effective as of September 11, 2020. Please see “8. Net Assets” within the Notes to Financial Statements in Item 8, below, for further information.

During the year ended December 31, 2020, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
December 22, 2020	6,000	$6,000,000

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by our Board of Directors contemplates a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the management of our Adviser;

(3)	Our Board of Directors also engages an independent valuation firm to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the entire portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Audit Committee of our Board of Directors reviews the preliminary valuations of the Adviser and the “range of value” estimate supplied, at least once annually, by the independent valuation firm and determines the valuations for recommendation to our Board of Directors; and

(5)	Our Board of Directors discusses the valuations and determines the fair value of each of our investments in good faith, based on the input of our Adviser, the respective independent valuation firm and the Audit Committee.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. On July 10, 2020, the Company declared a distribution of $0.50 per share, or $199,940, payable on July 15, 2020. This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction. Please see “8. Net Assets” within the Notes to Financial Statements in Item 8. below, for further information. On October 15, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on October 23, 2020. On November 12, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on November 19, 2020.

We have elected to be a BDC under the Investment Company Act. We also have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the year ended December 31, 2020 the Company incurred Management Fees of $160,548 and did not incur Incentive Fees.

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

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2020 and December 31, 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-4
Statements of Changes in Net Assets for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-6
Schedules of Investments as of December 31, 2020 and December 31, 2019	F-7
Notes to Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Muzinich BDC, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Muzinich BDC, Inc. (“the Company”), including the schedule of investments as of December 31, 2020 and 2019, the related statements of operations, cash flows, changes in net assets, and the financial highlights for the year ended December 31, 2020 and the period from August 7, 2019 (commencement of operations) through December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, and cash flows and the financial highlights for the year ended December 31, 2020 and the period from August 7, 2019 (commencement of operations) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers. We believe that our audit provides a reasonable basis for our opinion.

Deloitte & Touche, LLP

New York, New York

March 31, 2021

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc. Statements of Assets and Liabilities

	As of December 31, 2020	As of December 31, 2019
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $48,339,189 and $-, respectively)	$48,638,495	-
Cash and cash equivalents	15,085,369	40,012,875
Receivables:
Interest and other	809,522	1,308
Total Assets	$64,533,386	40,014,183

Liabilities:
Credit facility (Note 9)	17,000,000	-
Management fee payable (1)	160,548	-
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	861,779	197,926
Accrued other general and administrative expenses (1)	321,296	124,891
Total Liabilities	$18,774,311	753,505

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2020; and 150,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2019	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 45,987.9 shares issued and outstanding as of December 31, 2020; and 5,000,000 shares authorized, 399,879 shares issued and outstanding as of December 31, 2019	46	400
Additional paid-in capital	45,637,960	39,637,606
Total distributable (accumulated) earnings (losses)	121,069	(377,328)
Total Net Assets	$45,759,075	39,260,678
Total Liabilities and Net Assets	$64,533,386	40,014,183
Net Asset Value Per Share (2)	$995.02	981.81

(1) The balance includes payables due to Muzinich. Please see Note 4.

(2) The net asset value per share as of December 31, 2019 has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc. Statements of Operations

	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$1,626,710	$1,308
Commitment fees	218,035	-
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	1,844,745	1,308
Total Investment Income	1,844,745	1,308

Expenses:
Management fees	160,548	-
Organizational fees (Note 2)	-	388,109
Professional fees	517,231	134,244
Directors’ fees and expenses	150,000	63,683
Other general and administrative expenses	218,056	99,891
Total Expenses	1,045,835	685,927
Net Investment Income (Loss)	798,910	(684,619)
Realized and unrealized appreciation/(depreciation) on investments
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	299,306	-
Total net change in unrealized appreciation/(depreciation)	299,306	-
Total net realized and unrealized appreciation/(depreciation)	299,306	-
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,098,216	$(684,619)
Basic and diluted net investment income (loss) per common share (1)	$19.90	$(102.60)
Basic and diluted net increase (decrease) in net assets resulting from operations per common share (1)	$27.35	$(102.60)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10) (1)	40,151.8	6,672.9

(1) This information, for the period August 7, 2019 through December 31, 2019, has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc. Statements of Changes in Net Assets

	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$798,910	$(684,619)
Total net change in unrealized appreciation/(depreciation)	299,306	-
Net Increase (Decrease) in Net Assets Resulting from Operations	1,098,216	(684,619)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(599,819)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(599,819)	-

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	6,000,000	39,945,297
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	6,000,000	39,945,297
Total Increase (Decrease) in Net Assets	6,498,397	39,260,678
Net Assets, Beginning of Period	39,260,678	-
Net Assets, End of Period	$45,759,075	$39,260,678
Net asset value per share (1)	$995.02	$981.81
Common shares outstanding at the end of the period (1)	45,987.9	39,987.9

(1) The information for the period August 7, 2019 through December 31, 2019 has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc. Statements of Cash Flows

	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,098,216	$(684,619)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(299,306)	-
Net (accretion of discount) and amortization of investments	39,158	-
Purchases of investments	(48,878,347)	-
Proceeds from loan pre-payments	500,000	-
Changes in operating assets and liabilities:
Interest and other receivables	(808,214)	(1,308)
Management fees payable	160,548	-
Organizational fees payable	-	388,110
Professional fees payable	663,853	197,926
Accrued other general and administrative expenses	196,405	124,891
Net cash provided by (used in) operating activities	(47,327,687)	25,000
Cash Flows from Financing Activities:
Borrowings under credit facility	17,000,000	-
Distributions paid in cash	(599,819)	-
Proceeds from issuance of common shares	6,000,000	39,987,875
Net cash provided by (used in) financing activities	22,400,181	39,987,875
Net increase (decrease) in cash and cash equivalents	(24,927,506)	40,012,875
Cash and cash equivalents, beginning of period	40,012,875	-
Cash and cash equivalents, end of period	$15,085,369	$40,012,875

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc. Schedule of Investments As of December 31, 2020

Portfolio	6	Interest	Acquisition	Maturity/Expiration	Principal /		Fair	Percentage of
Company	Industry	Rate	Date	Date	Units	Cost (1)	Value (2)	Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Term Loan Debt Investments
Adaptive Spectrum Term Loan B1 (3,4)	Commercial Services	9.64388% (1 Month LIBOR USD + 9.50%)	12/4/2020	11/30/2025	$12,500,000	$12,130,769	$12,125,000	26.5%
Ocular Partners HoldCo, LLC (3,4,5)	Healthcare Services	7.73838% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	7,667,500	7,534,169	7,667,500	16.8%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	7.48838% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,316,000	8,018,087	7,984,448	17.4%
Total Term Loan Debt Investments					$28,483,500	$27,683,025	$27,776,948	60.7%

Equity Investments - Preferred Stock
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,127,079	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,127,079	2.5%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	2/7/2020	N/A	266,167	$156,812	$235,116	0.5%
Total Warrants					266,167	$156,812	$235,116	0.5%

Short-Term Investments
United States Treasury Bill (6)	N/A	N/A	12/16/2020	1/14/2021	$4,500,000	$4,499,902	$4,499,902	9.8%
United States Treasury Bill (6)	N/A	N/A	12/21/2020	1/21/2021	15,000,000	14,999,450	14,999,450	32.8%
Total Short-Term Investments					$19,500,000	$19,499,352	$19,499,352	42.6%

Total Non-Controlled/Non-Affiliated Investments						$48,339,189	$48,638,495	106.3%
Liabilities in Excess of Other Assets							(2,879,420)	(6.3)%
Net assets							$45,759,075	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc. Schedule of Investments As of December 31, 2019

	6		Acquisition	Maturity	Principal /	Amortized	Fair	Percentage of
Portfolio Company	Industry	Interest Rate	Date	Date	Par	Cost	Value	Net Assets
Other Assets in Excess of Liabilities (1)							39,260,678	100.0%
Net assets							$39,260,678	100.0%

(1)	The Company commenced operations on August 7, 2019. As of December 31, 2019, the Company had not commenced investment activities.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements

1.	Organization and Basis of Presentation

Organization

Muzinich BDC, Inc. (the “Company”) is a Delaware corporation formed on May 29, 2019. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of December 31, 2020. For the year ended December 31, 2020, the Company did not incur further organization costs or offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the Net Asset Value per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company will generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. The Company obtains these market values from independent pricing services or at the bid prices obtained from at least two broker/dealers if available, or otherwise by a principal market maker or a primary market dealer. If the Board of Directors or its delegate has a bona fide reason to believe any such market quote does not reflect the fair value of an investment, it may independently value such investments by using the valuation procedure that it uses with respect to assets for which market quotations are not readily available. Short-term investments that have maturities of less than 60 days, at time of purchase, are valued at amortized cost, which when combined with any accrued interest, approximates market value.

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

(4)	The Audit Committee of the Board of Directors reviews the preliminary valuations of the Adviser and the “range-of-value” estimate supplied, at least once annually, by the independent valuation firm and determines valuations for recommendation to the Board of Directors; and

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

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees will generally only be available to the Company as a result of closing investments, will normally be paid at the closing of the investments, are expected to be non-recurring and will be recognized as revenue when earned upon closing of the investment. The services provided vary by investment, but can include closing work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance- based fees.

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

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective upon issuance and can be applied through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures.

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

Distributions and Components of Net Assets on a Tax Basis

On July 10, 2020, the Company declared a distribution of $0.50 per share, or $199,940, payable on July 15, 2020. This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction. Please see “8. Net Assets” within the Notes to Financial Statements in Item 8. below, for further information. On October 15, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on October 23, 2020. On November 12, 2020, the Company declared a distribution of $5.00 per share, or $199,939.38, payable on November 19, 2020. The tax character of each of these distributions was from ordinary income.

The differences between the Company’s U.S. GAAP-basis total accumulated losses and its tax-basis total accumulated losses as of December 31, 2019, were primarily due to a reclassification of the net investment loss for the fiscal period ended December 31, 2019 to additional paid-in capital, respectively. Due to this reclassification, the U.S. GAAP-basis net investment loss for the fiscal period ended December 31, 2019 did not carry forward. For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the period August 7, 2019 (commencement of operations) through December 31, 2019
Additional paid-in capital	$(307,291)
Total accumulated losses	307,291

For the year ended December 31, 2020, the Company did not reclassify any amounts.

As of December 31, 2020, the tax cost and associated unrealized appreciation of investments were equal to their respective book amounts. As of December 31, 2020, total distributable earnings on a tax basis was $173,217.

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the year ended December 31, 2020, and the period from August 7, 2019 (commencement of operations) through December 31, 2019, the Company incurred Management Fees of $160,548 and $0, respectively.

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

For the year ended December 31, 2020, and the period from August 7, 2019 (commencement of operations) through December 31, 2019, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the year ended December 31, 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2020, the total costs reimbursable to Muzinich were $1,358,263, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of December 31, 2020, the Company had an aggregate of $9,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of December 31, 2020, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date(1)	As of December 31, 2020
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

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

As of December 31, 2020, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2020. For the fiscal period ended December 31, 2019, the Company had not entered into any investment activities, and only held a money market fund valued at amortized cost.

	December 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
First Lien Term Loan Debt Instruments	$27,683,025	$27,776,948	$-	$-
Equity Investments - Preferred Stock	1,000,000	1,127,079	-	-
Warrants	156,812	235,116	-	-
Short-Term Investments	19,499,352	19,499,352	-	-
Total Investments	$48,339,189	$48,638,495	$-	$-

100% of the investments held as of December 31, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2020 and December 31, 2019 was as follows (the following table does not include short-term investments):

	December 31, 2020	December 31, 2019
Commercial Services	26.5%	-
Healthcare Services	19.3%	-
Electronic Equipment & Instruments	17.9%	-
Total	63.7%	-

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of December 31, 2020 and December 31, 2019.

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Instruments	$-	$-	$27,776,948	$27,776,948
Equity Investments - Preferred Stock	-	-	1,127,079	1,127,079
Warrants	-	-	235,116	235,116
Short-Term Investments	-	19,499,352	-	19,499,352
Cash Equivalents	700,000	-	-	700,000
Total	$700,000	$19,499,352	$29,139,143	$49,338,495

	Fair Value Hierarchy as of December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash Equivalents	$8,000,000	$-	$-	$8,000,000
Total	$8,000,000	$-	$-	$8,000,000

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the year ended December 31, 2020 and the fiscal period ended December 31, 2019.

First Lien Term Loan Debt Instruments	December 31, 2020	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	28,222,563	-
Proceeds from principal pre-payments and sales of investments	(500,000)	-
Net change in unrealized appreciation/(depreciation)	93,923	-
Net accretion of discount and amortization of investments	(39,538)	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$27,776,948	$-

Equity Investments - Preferred Stock	December 31, 2020	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	1,000,000	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	127,079	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$1,127,079	$-

Warrants	December 31, 2020	December 31, 2019
Fair value, beginning of period	$-	$-
Purchases of investments	156,812	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	78,304	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$235,116	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the year ended December 31, 2020 and the fiscal period ended December 31, 2019.

Net Change in Unrealized Appreciation/(Depreciation)	December 31, 2020	December 31, 2019
First Lien Term Loan Debt Instruments	$93,923	$-
Equity Investments - Preferred Stock	127,079	-
Warrants	78,304
Total	$299,306	$-

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2020. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
First Lien Term Loan Debt Instruments	$15,651,948	Discounted cash flow	Discount rate	9.1% - 9.6%	9.36%
First Lien Term Loan Debt Instruments	$12,125,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	1,127,079	Market approach	EBITDA multiples	9.0x	N/A
Warrants	235,116	Option model	Volatility	53.74%	N/A
Total	$29,139,143

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the year ended December 31, 2020, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price

December 22, 2020	6,000	$6,000,000

On August 7, 2019, Muzinich & Co., Inc., an affiliate of the Adviser, committed to contribute $1,000 of capital to the Company. In exchange for this contribution, Muzinich& Co., Inc. received 10 shares of common stock of the Company at $100 per share. For the period August 7, 2019 (commencement of operations) through December 31, 2019, the Company had further common stock issuances, as detailed in the following table.

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

As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock was proportionately decreased from 399,879 shares to 39,987.9 shares. The Authorized Share Reduction reduced the number of shares of Common Stock that the Company is authorized to issue from 5,000,000 to 500,000 and reduced the number of shares of Preferred Stock that the Company is authorized to issue from 150,000 to 15,000. The Reverse Stock Split and Authorized Share Reduction did not change the par value of the Common Stock or Preferred Stock.

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020, the Company’s asset coverage ratio was 369%.

On December 21, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

BNP may require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of December 31, 2020, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The Company had an outstanding balance of $17,000,000 at December 31, 2020, which is presented on the Statements of Assets and Liabilities as Credit facility. The outstanding balance of $17,000,000 is the Company’s amortized cost which approximates fair value. During the year ended December 31, 2020, the Company incurred a total of $2,216 in interest expenses and did not incur financing expenses.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2020, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2020 and the fiscal period ended December 31, 2019:

	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019 (1)

Net increase (decrease) in net assets resulting from operations	$1,098,216	$(684,619)
Weighted average common shares of common stock outstanding - basic and diluted	40,151.8	6,672.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$27.35	$(102.60)

(1)	The information for the period August 7, 2019 through December 31, 2019 has been restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the year ended December 31, 2020 and the fiscal period ended December 31, 2019:

	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019 (1)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$981.81	$1,000.00

Results of Operations:
Net Investment Income (Loss) (2)	19.90	(17.12)
Net Realized and Unrealized Appreciation/(Depreciation)	8.31	-
Net Increase (Decrease) in Net Assets Resulting from Operations	28.21	(17.12)

Distributions to Common Stockholders
Distributions from Net Investment Income	(15.00)	-
Net Decrease in Net Assets Resulting from Distributions	(15.00)	-

Capital Share Transactions
Issuance of Common Stock (3)	-	(1.07)
Net Increase (Decrease) Resulting from Capital Share Transactions	-	(1.07)

Net Asset Value, End of Period	$995.02	$981.81

Shares Outstanding, End of Period	45,987.9	39,987.9

Ratio/Supplemental Data
Net assets, end of period	$45,759,075	$39,260,678
Weighted-average shares outstanding (4)	40,151.8	6,672.9
Total Return (5)	2.88%	(1.82)%
Portfolio turnover (6)	0.00%	0.00%
Ratio of total expenses to average net assets (7)	2.57%	8.54%
Ratio of net investment income (loss) to average net assets (7)	1.96%	(8.51)%
Asset coverage ratio	369.17%	N/A

(1)	The information for the period August 7, 2019 through December 31, 2019 was restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.
(2)	The per common share data was derived using weighted average shares outstanding.
(3)	Represents offering costs charged to paid-in capital.
(4)	Calculated for the year ended December 31, 2020 and the period ended August 7, 2019 (commencement of operations) through December 31, 2019, respectively.
(5)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(6)	Portfolio turnover is not annualized.
(7)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period ended December 31, 2019, the Company incurred $388,109 of Organizational Expenses, which were deemed to be non-recurring.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2020, except as disclosed below.

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

On January 8, 2021, the Company entered into a term loan with Recreational Products Consolidation Company, LLC, with a commitment amount of $9,000,000.00, which is a funded term loan B-1 with an Original Issue Discount (“OID”) of $202,500.00 (2.25%), which bears an interest rate of 9.75% plus 3-month LIBOR and a LIBOR Floor of 1.25%, and has two equity co-investments in Recreational Products Consolidation Holding Company, LLC, preferred units of $1,000,000.00 and preferred A-1 units of $1,000,000.00 with an OID of $30,000.00 (3.00%); $250,000 of the preferred A-1 units were subsequently repaid in February 2021 with a minimum return of 7.00%.

Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0.

On March 10, 2021, the Company issued and sold 7,500 shares of common stock for an aggregate offering price of $7,500,000.

Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. As of March 30, the Company borrowed and had loans outstanding of $39,900,000 under the Loan Agreement and Commitment Financing.

On March 23, 2021, the Company declared a distribution of $3.24 per share, or $173,301, payable on March 31, 2021.

On March 30, 2021, the Company entered into a senior secured subordinate note with MPC Consolidation, LLC, with a commitment amount of $6,250,000.00, with an OID of $125,000.00 (2.00%), which bears an interest rate of 13.00%, and has an equity co-investment in MPC Consolidation, LLC, of $750,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2020.

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

Directors

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	65	Independent Director	2023
Eric W. Falkeis	46	Independent Director	2021
Steven J. Paggioli	70	Independent Director	2022
Interested Directors:
Paul Fehre	58	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	2021
Jeffrey Youle	61	Chief Executive Officer and President	2022

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Cheryl Rivkin	50	Secretary

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

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee of $50,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of the Board of Directors and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the year ended December 31, 2020.

Name	Fees Earned (1)	Stock Awards (2)	All Other Compensation	Total
Kathleen T. Barr	$50,000	$-	$-	$50,000
Eric W. Falkeis	$50,000	$-	$-	$50,000
Steven J. Paggioli	$50,000	$-	$-	$50,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 23, 2021, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Jeffrey Youle	128.369	0.24%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	128.369	0.24%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 53,487.9 Company’s shares issued and outstanding on March 23, 2021.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 23, 2021. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned (1)(2)
Interested Directors
Jeffrey Youle	Over $100,000
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Our Adviser expects to put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the Investment Company Act. Our Adviser will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the Investment Company Act, the related guidance of the SEC staff and any allocation policies adopted by our Adviser. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions to be set by our Board of Directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by our Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our Adviser and/or its affiliates, as applicable, will need to decide whether we or such other entity or entities will proceed with the investment. Our Adviser and/or its affiliates, as applicable, will make these determinations based on their respective policies and procedures. The Company, our Adviser and Muzinich have obtained an exemptive order (the “Order”) from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

Co-Investment Opportunities

We expect to co-invest on a concurrent basis with certain accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, our Adviser and Muzinich have received an exemptive order (the “Order”) from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser and/or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions of the Order. Our fees payable to third parties relating to, or associated with, making investments and valuing potential investments, including fees and expenses associated with performing due diligence reviews of prospective investments, that are not consummated by us and our affiliates will be allocated between us and the affiliates on an equitable, proportional basis based on the potential size of total investment.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the independent directors of the board of directors have selected Deloitte & Touche LLP (“Deloitte) to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2020.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	For the year ended December 31, 2020
Audit Fees	$126,950
Audit-Related Fees	-
Tax Fees	15,000
All Other Fees	-
Total Fees:	$141,950

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The following financial statements are set forth in Item 8 of Part II:

Page
Report of Independent Registered Public Accounting Firm	F-2
Statements of Assets and Liabilities as of December 31, 2020 and December 31, 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-4
Statements of Changes in Net Assets for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 and for the Period August 7, 2019 (commencement of operations) through December 31, 2019	F-6
Schedules of Investments as of December 31, 2020 and December 31, 2019	F-7
Notes to Financial Statements	F-9

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
10.1	Investment Advisory Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser (1)
10.2	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator (1)
10.3	Custody Agreement between Muzinich BDC, Inc. and U.S. Bank National Association, as the custodian (1)
10.4	Form of Indemnification Agreement (1)
10.5	Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.6	First Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.7	Second Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.8	U.S. Prime Brokerage Agreement between the Company and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Account Agreement)*
14.1	Code of Ethics*
21.1	List of Subsidiaries – None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: March 31, 2021
	By:	/s/ Jeffrey Youle
Name: Jeffrey Youle
Title: Chief Executive Officer

Date: March 31, 2021	By:	/s/ Paul Fehre
Name: Paul Fehre
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 31, 2021.

/s/ Paul Fehre
Paul Fehre
Chairperson of the Board of Directors, Chief Financial Officer and Treasurer

/s/ Jeffrey Youle
Jeffrey Youle
Director, Chief Executive Officer and President

/s/ Kathleen T. Barr
Kathleen T. Barr
Director and Chairperson of the Governance and Nominating Committee

/s/ Eric W. Falkeis
Eric W. Falkeis
Director and Chairperson of the Audit Committee

/s/ Steven J. Paggioli
Steven J. Paggioli
Director