Form 10-Q
period 2021-03-31
Muzinich BDC, Inc.
filed 2021-05-14
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2021

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

The issuer had 53,487.9 shares of common stock, $0.001 par value per share, outstanding as of May 14, 2021.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2021

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $94,039,568 and $48,339,189, respectively)	$94,898,664	48,638,495
Cash and cash equivalents	607,599	15,085,369
Receivables:
Interest and other	870,671	809,522
Total Assets	$96,376,934	64,533,386

Liabilities:
Credit facility (Note 9)	39,900,464	17,000,000
Management fee payable (1)	265,691	160,548
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	997,047	861,779
Accrued other general and administrative expenses (1)	369,906	321,296
Total Liabilities	$41,963,796	18,774,311

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 53,487.9 shares issued and outstanding as of March 31, 2021; and 500,000 shares authorized, 45,987.9 shares issued and outstanding as of December 31, 2020	53	46
Additional paid-in capital	53,131,643	45,637,960
Total distributable (accumulated) earnings (losses)	1,281,442	121,069
Total Net Assets	$54,413,138	45,759,075
Total Liabilities and Net Assets	$96,376,934	64,533,386
Net Asset Value Per Share	$1,017.30	995.02

(1)	The balance includes payables due to Muzinich. Please see Note 4.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$1,049,490	$315,589
Commitment fees	37,703	99,007
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	1,087,193	414,596
Total Investment Income	1,087,193	414,596

Expenses:
Management fees	105,143	20,699
Professional fees	142,298	101,217
Directors’ fees and expenses	37,500	37,500
Other general and administrative expenses	57,236	48,173
Total Expenses	342,177	207,589
Net Investment Income (Loss)	745,016	207,007
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	22,558	-
Total net realized gains/(losses)	22,558	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	559,790	(13,600)
Total net change in unrealized appreciation/(depreciation)	559,790	(13,600)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	582,348	(13,600)
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,327,364	$193,407
Basic and diluted net investment income (loss) per common share (1)	$15.58	$5.18
Basic and diluted net increase (decrease) in net assets resulting from operations per common share (1)	$27.76	$4.84
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10) (1)	47,821.2	39,987.9

(1)	This information, for the three months ended March 31, 2020, has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$745,016	$207,007
Total net realized gains/(losses)	22,558	-
Total net change in unrealized appreciation/(depreciation)	559,790	(13,600)
Net Increase (Decrease) in Net Assets Resulting from Operations	1,327,364	193,407

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(173,301)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(173,301)	-

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	7,500,000	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	7,500,000	-
Total Increase (Decrease) in Net Assets	8,654,063	193,407
Net Assets, Beginning of Period	45,759,075	39,260,678
Net Assets, End of Period	$54,413,138	$39,454,085
Net asset value per share (1)	$1,017.30	$986.65
Common shares outstanding at the end of the period (1)	53,487.9	39,987.9

(1)	The information for the three months ended March 31, 2020 has been adjusted to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,327,364	$193,407
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(559,790)	13,600
Net realized (gains)/losses on investments	(22,558)	-
Net accretion of discount on investments	(58,714)	26,973
Purchases and drawdowns of investments	(65,892,482)	(17,229,375)
Sales and maturities of and principal paydowns on investments	20,273,375	-
Changes in operating assets and liabilities:
Interest and other receivables	(61,149)	(233,199)
Commitment fees receivable	-	(99,007)
Other assets	-	(41,625)
Management fees payable	105,143	20,699
Professional fees payable	135,268	138,717
Accrued other general and administrative expenses	48,610	23,173
Net cash provided by (used in) operating activities	(44,704,933)	(17,186,637)
Cash Flows from Financing Activities:
Borrowings on credit facility	39,902,716	-
Payments on credit facility	(17,002,252)	-
Distributions paid in cash	(173,301)	-
Proceeds from issuance of common shares	7,500,000	-
Net cash provided by (used in) financing activities	30,227,163	-
Net increase (decrease) in cash and cash equivalents	(14,477,770)	(17,186,637)
Cash and cash equivalents, beginning of period	15,085,369	40,012,875
Cash and cash equivalents, end of period	$607,599	$22,826,238

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of March 31, 2021 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity / Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD + 9.50%	1.50%	11.00000%	12/4/2020	11/30/2025	$12,468,750	$12,118,940	$12,468,750	22.9%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	6,250,000	6,125,137	6,125,000	11.2%
Ocular Partners HoldCo, LLC (3,4,5)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,646,875	7,524,626	7,646,875	14.0%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 9.75%	1.25%	11.00000%	1/8/2021	12/31/2025	8,977,500	8,784,728	8,797,500	16.2%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	3 Month LIBOR USD + 7.25%	1.00%	8.25000%	2/7/2020	2/7/2025	7,867,000	7,602,104	7,867,000	14.5%
Total Senior Secured Loan Debt Investments							$43,210,125	$42,155,535	$42,905,125	78.8%

Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,687	$750,000	1.4%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,013,665	1.9%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	1,000,000	1,000,000	1,000,000	1.8%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	750,000	727,500	750,000	1.4%
Total Equity Investments							3,500,000	$3,477,187	$3,513,665	6.5%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,812	$229,840	0.4%
Total Warrants							266,167	$156,812	$229,840	0.4%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/9/2021	4/8/2021	$7,000,000	$6,999,966	$6,999,966	12.9%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/15/2021, 3/17/2021	4/15/2021	25,700,000	25,700,048	25,700,048	47.2%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/22/2021	4/22/2021	11,700,000	11,700,034	11,700,034	21.5%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/25/2021	4/27/2021	3,850,000	3,849,986	3,849,986	7.1%
Total Short-Term Investments							$48,250,000	$48,250,034	$48,250,034	88.7%

Total Non-Controlled/Non-Affiliated Investments								$94,039,568	$94,898,664	174.4%
Liabilities in Excess of Other Assets									(40,485,526)	(74.4)%
Net assets									$54,413,138	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on March 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2020

Portfolio Company	Industry	Interest Rate	Acquisition Date	Maturity / Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Term Loan Debt Investments
Adaptive Spectrum Term Loan B1 (3,4)	Commercial Services	9.64388% (1 Month LIBOR USD + 9.50%)	12/4/2020	11/30/2025	$12,500,000	$12,130,769	$12,125,000	26.5%
Ocular Partners HoldCo, LLC (3,4,5)	Healthcare Services	7.73838% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	7,667,500	7,534,169	7,667,500	16.8%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	7.48838% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,316,000	8,018,087	7,984,448	17.4%
Total Term Loan Debt Investments					$28,483,500	$27,683,025	$27,776,948	60.7%

Equity Investments - Preferred Stock
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,127,079	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,127,079	2.5%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	2/7/2020	N/A	266,167	$156,812	$235,116	0.5%
Total Warrants					266,167	$156,812	$235,116	0.5%

Short-Term Investments
United States Treasury Bill (6)	N/A	N/A	12/16/2020	1/14/2021	$4,500,000	$4,499,902	$4,499,902	9.8%
United States Treasury Bill (6)	N/A	N/A	12/21/2020	1/21/2021	15,000,000	14,999,450	14,999,450	32.8%
Total Short-Term Investments					$19,500,000	$19,499,352	$19,499,352	42.6%

Total Non-Controlled/Non-Affiliated Investments						$48,339,189	$48,638,495	106.3%
Liabilities in Excess of Other Assets							(2,879,420)	(6.3)%
Net assets							$45,759,075	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization and Basis of Presentation

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of March 31, 2021. For the three months ended March 31, 2021, the Company did not incur further organization costs or offering costs.

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

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of March 31, 2021 was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the three months ended March 31, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the three months ended March 31, 2021
Additional paid-in capital	$(6,310)
Total distributable earnings	$6,310

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2021 and 2020, the Company incurred Management Fees of $105,143 and $20,699, respectively.

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

For the three months ended March 31, 2021 and 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2021 and 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2021 and 2020, the total costs reimbursable to Muzinich were $1,446,905 and $588,949, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of March 31, 2021, the Company had an aggregate of $9,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of March 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2020
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date (1)	As of March 31, 2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of March 31, 2021, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments[1]	$42,155,535	$42,905,125	$27,683,025	$27,776,948
Equity Investments - Preferred Stock	3,477,187	3,513,665	1,000,000	1,127,079
Warrants	156,812	229,840	156,812	235,116
Short-Term Investments	48,250,034	48,250,034	19,499,352	19,499,352
Total Investments	$94,039,568	$94,898,664	$48,339,189	$48,638,495

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

100% of the investments held as of March 31, 2021 and December 31, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2021 and December 31, 2020 was as follows (the following table does not include short-term investments):

	March 31, 2021	December 31, 2020
Internet Services Infrastructure[1]	22.9%	26.5%
Leisure Products	19.4%	-
Health Care Technology[2]	15.9%	19.3%
Electronic Equipment & Instruments	14.9%	17.9%
Health Care Equipment & Supplies	12.6%	-
Total	85.7%	63.7%

[1]	Disclosed as Commercial Services as of December 31, 2020.
[2]	Disclosed as Healthcare Services as of December 31, 2020.

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of March 31, 2021 and December 31, 2020.

Fair Value Hierarchy as of March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$42,905,125	$42,905,125
Equity Investments - Preferred Stock	-	-	3,513,665	3,513,665
Warrants	-	-	229,840	229,840
Short-Term Investments	-	48,250,034	-	48,250,034
Cash Equivalents	554,805	-	-	554,805
Total	$554,805	$48,250,034	$46,648,630	$95,453,469

Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Investments	$-	$-	$27,776,948	$27,776,948
Equity Investments - Preferred Stock	-	-	1,127,079	1,127,079
Warrants	-	-	235,116	235,116
Short-Term Investments	-	19,499,352	-	19,499,352
Cash Equivalents	700,000	-	-	700,000
Total	$700,000	$19,499,352	$29,139,143	$49,338,495

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2021 and 2020.

Senior Secured Loan Debt Instruments[1]	March 31, 2021	March 31, 2020
Fair value, beginning of period	$27,776,948	$-
Purchases of investments	14,922,500	16,188,802
Proceeds from principal pre-payments and sales of investments	(523,375)	-
Realized gain (loss)	15,058	-
Net change in unrealized appreciation/(depreciation)	655,667	(13,600)
Net accretion of discount on investments	58,327	13,600
Transfers into (out of) Level 3	-	-
Fair value, end of period	$42,905,125	$16,188,802

Equity Investments - Preferred Stock	March 31, 2021	March 31, 2020
Fair value, beginning of period	$1,127,079	$-
Purchases of investments	2,719,687	1,000,000
Proceeds from principal pre-payments and sales of investments	(250,000)	-
Realized gain (loss)	7,500	-
Net change in unrealized appreciation/(depreciation)	(90,601)	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,513,665	$1,000,000

Warrants	March 31, 2021	March 31, 2020
Fair value, beginning of period	$235,116	$-
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	(5,276)	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$229,840	$-

[1]	Disclosed as First Lien Term Loan Debt Investments as of March 31, 2020.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the three months ended March 31, 2021 and 2020.

Net Change in Unrealized Appreciation/(Depreciation)	March 31, 2021	March 31, 2020
Senior Secured Loan Debt Instruments[1]	$655,667	$(13,600)
Equity Investments - Preferred Stock	(90,601)	-
Warrants	(5,276)	-
Total	$559,790	$(13,600)

[1]	Disclosed as First Lien Term Loan Debt Investments as of March 31, 2020.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value March 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$27,982,625	Discounted cash flow	Discount rate	7.5% - 11.1%	9.33%
Senior Secured Loan Debt Instruments	14,922,500	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	1,013,665	Market approach	EBITDA multiples	9.4x	N/A
Equity Investments - Preferred Stock	2,500,000	Recent Transaction Price*	N/A	N/A	N/A
Warrants	229,840	Option model	Volatility	56.12%	N/A
Total	$46,648,630

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
First Lien Term Loan Debt Investments	$15,651,948	Discounted cash flow	Discount rate	9.1% - 9.6%	9.36%
First Lien Term Loan Debt Investments	12,125,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	1,127,079	Market approach	EBITDA multiples	9.0x	N/A
Warrants	235,116	Option model	Volatility	53.74%	N/A
Total	$29,139,143

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000

For the three months ended March 31, 2020, the Company did not issue any additional shares.

Distributions

For the three months ended March 31, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301

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

There were no transfers of shares for the three months ended March 31, 2021.

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

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage ratio was 236% and 369%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of March 31, 2021 and December 31, 2020, credit facility activity was as follows:

	March 31, 2021	December 31, 2020
Outstanding balance	$39,900,464	$17,000,000
Average balance during the period when in use	$19,927,746	NM
Average interest rate during the period when in use	0.46%	NM
Interest expenses incurred during the period	$8,025	$2,216
Financing expenses incurred during the period	$-	$-
NM - not meaningful

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020 (1)
Net increase (decrease) in net assets resulting from operations	$1,327,364	$193,407
Weighted average common shares of common stock outstanding - basic and diluted	47,821.2	39,987.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$27.76	$4.84

(1)	The information for the three months ended March 31, 2020 has been restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31, 2021	For the three months ended March 31, 2020 (1)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$995.02	$981.81

Results of Operations:
Net Investment Income (Loss) (2)	13.93	5.18
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	11.59	(0.34)
Net Increase (Decrease) in Net Assets Resulting from Operations	25.52	4.84

Distributions to Common Stockholders
Distributions from Net Investment Income	(3.24)	-
Net Decrease in Net Assets Resulting from Distributions	(3.24)	-

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,017.30	$986.65

Shares Outstanding, End of Period	53,487.9	39,987.9

Ratio/Supplemental Data
Net assets, end of period	$54,413,138	$39,454,085
Weighted-average shares outstanding (3)	47,821.2	39,987.9
Total Return (4)	2.56%	0.50%
Portfolio turnover (5)	1.79%	0.00%
Ratio of total expenses to average net assets (6)	2.77%	2.12%
Ratio of net investment income (loss) to average net assets (6)	6.03%	2.12%
Asset coverage ratio	236.37%	N/A

(1)	The information for the three months ended March 31, 2020 was restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.
(2)	The per common share data was derived using weighted average shares outstanding.
(3)	Calculated for the three months ended March 31, 2021 and 2020, respectively.
(4)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(5)	Portfolio turnover is not an annualized amount.
(6)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2021, except as disclosed below.

The global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) has caused considerable volatility and disruption in financial markets. It is unknown what the impact will be on the global economy but the uncertainty and instability from COVID-19 for a prolonged period could have an adverse impact on the Company’s business, opportunities, operations, financial condition and cash flows.

Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0.

On May 11, 2021, the Company declared a distribution of $13.92 per share, or $744,551, payable on May 28, 2021.

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

As of March 31, 2021, the Company has raised equity capital in the amount of $53,487,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of March 31, 2021, the Company had five debt investments, three equity investments and one warrant position in five portfolio companies with an aggregate fair value of approximately $46.6 million. As of March 31, 2021, our debt investments consisted entirely of senior secured loans. Short-term investments as of March 31, 2021 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $48.3 million.

The Company’s investment activity for the three months ended March 31, 2021 and 2020 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
New investments:
Gross investment purchases	$17,637,052	$17,202,402
Less: sold investments	(250,000)	-
Total new investments	$17,387,052	$17,202,402

Principal/par/units amount of investments funded:
Term loan debt investments	$15,227,500	$16,608,375
Equity investments	2,500,000	1,000,000

Number of new investment commitments	2	2
Average new investment commitment amount	$8,693,526	$8,601,201
Weighted average maturity for new investment commitments	5.0 years	5.0 years
Percentage of new debt investment commitments at floating rates	50%	100%
Percentage of new debt investment commitments at fixed rates	50%	0%
Weighted average spread LIBOR of new floating rate investment commitments	9.75%	7.37%

As of March 31, 2021 and 2020, the Company’s investments consisted of the following:

	March 31, 2021			March 31, 2020
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt instruments[1]	$42,155,535	$42,905,125	45.21%	$16,202,402	$16,188,802	94.18%
Equity investments	3,477,187	3,513,665	3.70%	1,000,000	1,000,000	5.82%
Warrants	156,812	229,840	0.24%	-	-	-
Short-term investments	48,250,034	48,250,034	50.85%	-	-	-
Total Investments	$94,039,568	$94,898,664	100.00%	$17,202,402	$17,188,802	100.00%

[1]	Disclosed as First Lien Term Loan Debt Investments as of March 31, 2020.

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2021 and 2020:

	For the three months ending March 31, 2021	For the three months ending March 31, 2020
Total investment income	$1,087,193	$414,596
Total expenses	342,177	207,589
Net investment income (loss)	745,016	207,007
Total net realized gains (losses)	22,558	-
Total net change in unrealized appreciation/(depreciation)	559,790	(13,600)
Total net realized and unrealized appreciation/(depreciation)	582,348	(13,600)
Net increase (decrease) in net assets resulting from operations	$1,327,364	$193,407

Investment Income

Investment income for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months ending March 31, 2021	For the three months ending March 31, 2020
Interest from term loan debt instruments and preferred stock	$1,048,791	$237,943
Commitment fees	37,703	99,007
Interest from cash and cash equivalents	-	77,646
Interest from short-term investments	699	-
Total investment income	$1,087,193	$414,596

Investment income increased from $414,596 for the three months ended March 31, 2020 to $1,087,193 for the three months ended March 31, 2021, primarily due to an increase in interest income as a result of further investment activity subsequent to the three months ended March 31, 2020.

Expenses

Operating expenses for the three months ended March 31, 2021 and 2020 was as follows:

	For the three months ending March 31, 2021	For the three months ending March 31, 2020
Management fees	$105,143	$20,699
Other operating expenses	237,034	186,890
Net expenses	$342,177	$207,589

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

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification testing. Accordingly, the Company has entered into a committed facility agreement with BNP Paribas Prime Brokerage, Limited (“BNP”) (the “Loan Agreement”) and has engaged in borrowings under the Loan Agreement for this purpose. Although the Company expects to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

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

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We have entered into the Loan Agreement with BNP, and we may seek to enter into any further bank debt, credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. The Company’s primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. The Company has the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, the Company has the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the three months ended March 31, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three months ended March 31, 2021, the Company incurred Management Fees of $105,143 and did not incur incentive fees.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of March 31, 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: May 14, 2021
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 14, 2021
	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer