Form 10-Q
period 2021-09-30
Muzinich BDC, Inc.
filed 2021-11-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2021

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

The issuer had 58,249.8 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2021.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2021

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $86,192,891 and $48,339,189, respectively)	$89,210,710	48,638,495
Cash and cash equivalents	8,419,996	15,085,369
Receivables:
Interest and other	1,299,146	809,522
Principal paydowns of investments	1,076,625	-
Total Assets	$100,006,477	64,533,386

Liabilities:
Credit facility (Note 9)	35,696,242	17,000,000
Management fee payable (1)	383,652	160,548
Organizational and offering fees payable (1)	430,688	430,688
Professional fees payable (1)	1,000,973	861,779
Accrued other general and administrative expenses (1)	366,226	321,296
Total Liabilities	$37,877,781	18,774,311

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 58,249.8 shares issued and outstanding as of September 30, 2021; and 500,000 shares authorized, 45,987.9 shares issued and outstanding as of December 31, 2020	58	46
Additional paid-in capital	58,131,638	45,637,960
Total distributable (accumulated) earnings (losses)	3,997,000	121,069
Total Net Assets	$62,128,696	45,759,075
Total Liabilities and Net Assets	$100,006,477	64,533,386
Net Asset Value Per Share	$1,066.59	995.02

(1)	The balance includes payables due to Muzinich. Please see Note 4.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the nine months ended September 30, 2021	For the three months ended September 30, 2021	For the nine months ended September 30, 2020	For the three months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$4,133,486	$1,659,847	$1,116,273	$400,416
Commitment fees	111,703	74,000	205,639	23,639
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	4,245,189	1,733,847	1,321,912	424,055
Total Investment Income	4,245,189	1,733,847	1,321,912	424,055

Expenses:
Management fees	383,151	139,704	101,785	40,266
Professional fees	428,630	161,270	383,115	142,918
Directors’ fees and expenses	112,500	37,500	112,500	37,500
Other general and administrative expenses	228,338	100,518	168,793	62,054
Total Expenses	1,152,619	438,992	766,193	282,738
Net Investment Income (Loss)	3,092,570	1,294,855	555,719	141,317

Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	22,558	-	-	-
Total net realized gains/(losses)	22,558	-	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	2,718,513	460,704	90,933	125,830
Total net change in unrealized appreciation/(depreciation)	2,718,513	460,704	90,933	125,830
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	2,741,071	460,704	90,933	125,830
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,833,641	$1,755,559	646,652	$267,147
Basic and diluted net investment income (loss) per common share	$57.67	$22.23	13.90	$3.53
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$108.79	$30.14	16.17	$6.68
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	53,623.7	58,249.8	39,987.9	39,987.9

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the nine months ended September 30, 2021	For the three months ended September 30, 2021	For the nine months ended September 30, 2020	For the three months ended September 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$3,092,570	$1,294,855	$555,719	$141,317
Total net realized gains/(losses)	22,558	-	-	-
Total net change in unrealized appreciation/(depreciation)	2,718,513	460,704	90,933	125,830
Net Increase (Decrease) in Net Assets Resulting from Operations	5,833,641	1,755,559	646,652	267,147

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,964,020)	(1,046,167)	(199,940)	(199,940)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,964,020)	(1,046,167)	(199,940)	(199,940)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	12,500,000	-	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	12,500,000	-	-	-
Total Increase (Decrease) in Net Assets	16,369,621	709,392	446,712	67,207
Net Assets, Beginning of Period	45,759,075	61,419,304	39,260,678	39,640,183
Net Assets, End of Period	$62,128,696	$62,128,696	$39,707,390	$39,707,390
Net asset value per share	$1,066.59	$1,066.59	$992.99	$992.99
Common shares outstanding at the end of the period	58,249.8	58,249.8	39,987.9	39,987.9

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,833,641	$646,652
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(2,718,513)	(90,933)
Net realized (gains)/losses on investments	(22,558)	-
Net accretion of discount on investments	(369,866)	43,569
Purchases and drawdowns of investments	(159,781,653)	(17,254,375)
Sales and maturities of and principal paydowns on investments	122,320,375	-
Changes in operating assets and liabilities:
Interest and other receivables	(489,624)	(2,536)
Receivables from sales of investments	(1,076,625)	-
Management fees payable	223,104	101,785
Professional fees payable	139,194	492,237
Accrued other general and administrative expenses	44,930	147,142
Net cash provided by (used in) operating activities	(35,897,595)	(15,916,459)

Cash Flows from Financing Activities:
Borrowings on credit facility	119,663,726	-
Payments on credit facility	(100,967,484)	-
Distributions paid in cash	(1,964,020)	(199,940)
Proceeds from issuance of common shares	12,500,000	-
Net cash provided by (used in) financing activities	29,232,222	(199,940)

Net increase (decrease) in cash and cash equivalents	(6,665,373)	(16,116,399)
Cash and cash equivalents, beginning of period	15,085,369	40,012,875
Cash and cash equivalents, end of period	$8,419,996	$23,896,476

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of September 30, 2021 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD + 11.50%	1.50%	13.00000%	12/4/2020	11/30/2025	$12,437,500	$12,126,084	$11,941,754	19.2%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	5,250,000	5,155,638	5,355,000	8.6%
Ocular Partners HoldCo, LLC (3,4,5)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,605,625	7,505,722	7,802,436	12.6%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 9.75%	1.25%	11.00000%	1/8/2021	12/31/2025	8,932,500	8,760,925	9,364,353	15.0%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,987,500	4,882,226	5,137,174	8.3%
%Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	3 Month LIBOR USD + 9.25%	1.00%	10.25000%	2/7/2020	2/7/2025	4,125,000	4,004,157	4,207,500	6.8%
Total Senior Secured Loan Debt Investments							$43,338,125	$42,434,752	$43,808,217	70.5%

Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$816,574	1.3%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,280,275	2.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	1,000,000	1,000,000	2,098,127	3.4%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	828,365	821,897	830,098	1.3%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	290,115	0.5%
Total Equity Investments							3,828,365	$3,821,585	$5,315,189	8.6%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$307,658	0.5%
Total Warrants							266,167	$156,811	$307,658	0.5%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/2/2021, 9/14/2021	10/5/2021	$15,455,000	$15,454,951	$15,454,951	24.9%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/9/2021, 9/24/2021	10/7/2021	12,625,000	12,624,949	12,624,949	20.3%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/22/2021	10/14/2021	5,600,000	5,599,980	5,599,967	9.0%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/17/2021	10/19/2021	6,100,000	6,099,863	6,099,779	9.8%
Total Short-Term Investments							$39,780,000	$39,779,743	$39,779,646	64.0%

Total Non-Controlled/Non-Affiliated Investments								$86,192,891	$89,210,710	143.6%
Liabilities in Excess of Other Assets									(27,082,014)	(43.6)%
Net assets									$62,128,696	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on September 30, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of September 30, 2021 and December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2021 and December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period end are reflected in the Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Statements of Operations.

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. Both organization and offering costs incurred are reimbursable to the Adviser, and therefore reflected as a payable as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company did not incur further organization costs or offering costs.

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

Distributions and Components of Net Assets on a Tax Basis

On March 23, 2021, the Company declared a distribution of $3.24 per share, or $173,301, payable on March 31, 2021. On May 11, 2021, the Company declared a distribution of $13.92 per share, or $744,551.23, payable on May 28, 2021. On August 10, 2021, the Company declared a distribution of $17.96 per share, or $1,046,166.04, payable on August 18, 2021.

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of September 30, 2021, was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the nine months ended September 30, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the nine months ended September 30, 2021
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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and nine months ended September 30, 2021 and 2020, the Company incurred Management Fees of $139,704, $383,151, $40,266, and $101,785, respectively.

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

For the three and nine months ended September 30, 2021 and 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the nine months ended September 30, 2021 and 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2021 and 2020, the total costs reimbursable to Muzinich were $1,487,852 and $933,871, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

5.	Commitments and Contingencies

As of September 30, 2021, the Company had an aggregate of $16,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of September 30, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of September 30, 2021 is shown in the table below:

	Expiration Date (1)	As of September 30, 2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date (1)	As of December 31, 2020
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of September 30, 2021, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments[1]	$42,434,752	$43,808,217	$27,683,025	$27,776,948
Equity Investments - Preferred Stock	3,821,585	5,315,189	1,000,000	1,127,079
Warrants	156,811	307,658	156,812	235,116
Short-Term Investments	39,779,743	39,779,646	19,499,352	19,499,352
Total Investments	$86,192,891	$89,210,710	$48,339,189	$48,638,495

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

100% of the investments held as of September 30, 2021 and December 31, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2021 and December 31, 2020 was as follows (the following table does not include short-term investments):

	September 30, 2021	December 31, 2020
Leisure Products	19.7%	-
Internet Services Infrastructure[1]	19.2%	26.5%
Health Care Technology[2]	14.7%	19.3%
Health Care Equipment & Supplies	9.9%	-
Diversified Support Services	8.8%	-
Electronic Equipment & Instruments	7.3%	17.9%
Total	79.6%	63.7%

[1]	Disclosed as Commercial Services as of December 31, 2020.
[2]	Disclosed as Healthcare Services as of December 31, 2020.

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of September 30, 2021 and December 31, 2020.

	Fair Value Hierarchy as of September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$43,808,217	$43,808,217
Equity Investments - Preferred Stock	-	-	5,315,189	5,315,189
Warrants	-	-	307,658	307,658
Short-Term Investments	-	39,779,646	-	39,779,646
Total	$-	$39,779,646	$49,431,064	$89,210,710

	Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Investments	$-	$-	$27,776,948	$27,776,948
Equity Investments - Preferred Stock	-	-	1,127,079	1,127,079
Warrants	-	-	235,116	235,116
Short-Term Investments	-	19,499,352	-	19,499,352
Cash Equivalents	700,000	-	-	700,000
Total	$700,000	$19,499,352	$29,139,143	$49,338,495

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2021 and 2020.

Senior Secured Loan Debt Instruments[1]	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Fair value, beginning of period	$27,776,948	$-
Purchases of investments	19,810,000	16,097,563
Proceeds from principal pre-payments and sales of investments	(5,395,375)	-
Realized gain (loss)	15,058	-
Net change in unrealized appreciation/(depreciation)	1,279,543	81,515
Net accretion of discount on investments	322,043	(43,569)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$43,808,217	$16,135,509

Equity Investments - Preferred Stock	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Fair value, beginning of period	$1,127,079	$-
Purchases of investments	3,017,749	1,000,000
Proceeds from principal pre-payments and sales of investments	(250,000)	-
Realized gain (loss)	7,500	-
Net change in unrealized appreciation/(depreciation)	1,366,526	-
Net accretion of discount on investments	46,335	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$5,315,189	$1,000,000

Warrants	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Fair value, beginning of period	$235,116	$-
Purchases of investments	-	156,812
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	72,542	9,418
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$307,658	$166,230

[1]	Disclosed as First Lien Term Loan Debt Investments as of September 30, 2020.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the nine months ended September 30, 2021 and 2020.

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Senior Secured Loan Debt Instruments[1]	$1,279,543	$81,515
Equity Investments - Preferred Stock	1,366,526	-
Warrants	72,542	9,418
Total	$2,718,611	$90,933

[1]	Disclosed as First Lien Term Loan Debt Investments as of September 30, 2020.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2021 and December 31, 2020. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value September 30, 2021	Valuation Technique	Unobservable Input	Range/ Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$43,808,217	Discounted cash flow	Discount rate	5.9-22.5%	11.8%
Equity Investments - Preferred Stock	5,315,189	Market approach	EBITDA multiples	3.7x-8.7x	5.2x
Warrants	307,658	Option model	Volatility	60.75%	N/A
Total	$49,431,064

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range/ Input	Weighted Average Inputs
First Lien Term Loan Debt Investments	$15,651,948	Discounted cash flow	Discount rate	9.1% - 9.6%	9.36%
First Lien Term Loan Debt Investments	12,125,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	1,127,079	Market approach	EBITDA multiples	9.0x	N/A
Warrants	235,116	Option model	Volatility	53.74%	N/A
Total	$29,139,143

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078

For the nine months ended September 30, 2020, the Company did not issue any additional shares.

Distributions

For the nine months ended September 30, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301
May 11, 2021	May 28, 2021	$13.92	$744,551
August 10, 2021	August 18, 2021	$17.96	$1,046,166

For the nine months ended September 30, 2020, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share		Distribution Paid
July 10, 2020	July 15, 2020	$0.50	[1]	$199,940

[1]	This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction.

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

There were no transfers of shares for the nine months ended September 30, 2021.

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

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage ratio was 274% and 369%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective June 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of September 30, 2021 and December 31, 2020, credit facility activity was as follows:

	September 30, 2021	December 31, 2020
Outstanding balance	$35,696,242	$17,000,000
Average balance during the period when in use	$29,406,832	NM
Average interest rate during the period when in use	0.52%	NM
Interest expenses incurred during the period	$59,325	$2,216
Financing expenses incurred during the period	$-	$-
NM - not meaningful

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30, 2021	For the three months ended September 30, 2021	For the nine months ended September 30, 2020	For the three months ended September 30, 2020
Net increase (decrease) in net assets resulting from operations	$5,833,641	$1,755,559	$646,652	$267,147
Weighted average common shares of common stock outstanding - basic and diluted	53,623.7	58,249.8	39,987.9	39,987.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$108.79	$30.14	$16.17	$6.68

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$995.02	$981.81

Results of Operations:
Net Investment Income (Loss) (1)	57.67	13.90
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	49.02	2.28
Net Increase (Decrease) in Net Assets Resulting from Operations	106.69	16.18

Distributions to Common Stockholders
Distributions from Net Investment Income	(35.12)	(5.00)
Net Decrease in Net Assets Resulting from Distributions	(35.12)	(5.00)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,066.59	$992.99

Shares Outstanding, End of Period	58,249.8	39,987.9

Ratio/Supplemental Data
Net assets, end of period	$62,128,696	$39,707,390
Weighted-average shares outstanding (2)	53,623.7	39,987.9
Total Return (3)	10.79%	1.65%
Portfolio turnover (4)	1.52%	0.00%
Ratio of total expenses to average net assets (5)	2.76%	2.59%
Ratio of net investment income (loss) to average net assets (5)	7.39%	1.88%
Asset coverage ratio	274.05%	N/A

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the nine months ended September 30, 2021 and 2020, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of September 30, 2021, except as disclosed below.

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

On November 1, 2021, the Company issued drawdown notices, due November 16, 2021, in respect of capital commitments from investors. Pursuant to these drawdown notices, investors are required to pay an aggregate amount of $36,000,000 to purchase common stock.

Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0.

On November 11, 2021, the Company declared a distribution of $22.12 per share, or $1,288,485, payable on November 19, 2021.

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

As of September 30, 2021, the Company has raised equity capital in the amount of $58,487,875. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of September 30, 2021, the Company had six debt investments, five equity investments and one warrant position in six portfolio companies with an aggregate fair value of approximately $49.4 million. As of September 30, 2021, our debt investments consisted entirely of senior secured loans. Short-term investments as of September 30, 2021 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $39.8 million.

The Company’s investment activity for the nine months ended September 30, 2021 and 2020 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
New investments:
Gross investment purchases	$22,774,552	$17,210,806
Less: sold investments	(250,000)	-
Total new investments	$22,524,552	$17,210,806

Principal/par/units amount of investments funded:
Term loan debt investments	$20,227,500	$16,525,125
Equity investments	2,750,000	1,000,000
Warrants		266,167

Number of new investment commitments	3	2
Average new investment commitment amount	$7,508,184	$8,605,403
Weighted average maturity for new investment commitments	5.0 years	5.0 years
Percentage of new debt investment commitments at floating rates	67%	100%
Percentage of new debt investment commitments at fixed rates	33%	0%
Weighted average spread LIBOR of new floating rate investment commitments	9.75%	7.37%

As of September 30, 2021 and 2020, the Company’s investments consisted of the following:

	September 30, 2021			September 30, 2020
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments[1]	$42,434,752	$43,808,217	49.11%	$16,053,994	$16,135,509	93.26%
Equity investments	3,821,585	5,315,189	5.96%	1,000,000	1,000,000	5.78%
Warrants	156,811	307,658	0.34%	156,812	166,230	0.96%
Short-term investments	39,779,743	39,779,646	44.59%	-	-	-
Total Investments	$86,192,891	$89,210,710	100.00%	$17,210,806	$17,301,739	100.00%

[1]	Disclosed as First Lien Term Loan Debt Investments as of September 30, 2020.

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2021 and 2020:

	For the nine months ending September 30, 2021	For the three months ending September 30, 2021	For the nine months ending September 30, 2020	For the three months ending September 30, 2020
Total investment income	$4,245,189	$1,733,847	$1,321,912	$424,055
Total expenses	1,152,619	438,992	766,193	282,738
Net investment income (loss)	3,092,570	1,294,855	555,719	141,317
Total net realized gains (losses)	22,558	-	-	-
Total net change in unrealized appreciation/(depreciation)	2,718,513	460,704	90,933	125,830
Total net realized and unrealized appreciation/(depreciation)	2,741,071	460,704	90,933	125,830
Net increase (decrease) in net assets resulting from operations	$5,833,641	$1,755,559	$646,652	$267,147

Investment Income

Investment income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the nine months ending September 30, 2021	For the three months ending September 30, 2021	For the nine months ending September 30, 2020	For the three months ending September 30, 2020
Interest from term loan debt instruments and preferred stock	$4,131,687	$1,658,948	$1,032,869	$398,948
Commitment fees	111,703	74,000	205,639	23,639
Interest from cash and cash equivalents	-	-	83,404	1,468
Interest from short-term investments	1,799	899	-	-
Total investment income	$4,245,189	$1,733,847	$1,321,912	$424,055

Investment income increased from $1,321,912 for the nine months ended September 30, 2020 to $4,245,189 for the nine months ended September 30, 2021, primarily due to an increase in interest income as a result of further investment activity subsequent to the nine months ended September 30, 2020.

Expenses

Operating expenses for the three and nine months ended September 30, 2021 and 2020 was as follows:

	For the nine months ending September 30, 2021	For the three months ending September 30, 2021	For the nine months ending September 30, 2020	For the three months ending September 30, 2020
Management fees	$383,151	$139,704	$101,785	$40,266
Other operating expenses	769,468	299,288	664,408	242,472
Total expenses	$1,152,619	$438,992	$766,193	$282,738

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

During the nine months ended September 30, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three and nine months ended September 30, 2021, the Company incurred Management Fees of $139,704 and $383,151, respectively, and did not incur incentive fees.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of September 30, 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, although we may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on September 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

Muzinich BDC, Inc.
Date: November 12, 2021
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 12, 2021	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer