Form 10-K
period 2021-12-31
Muzinich BDC, Inc.
filed 2022-03-30
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The issuer had 91,894.6 shares of common stock, $0.001 par value per share, outstanding as of March 30, 2022.

i

Summary of Risk Factors

Investing in the Company’s common stock involves a high degree of risk. The following is only a summary of the principal risks that may materially affect our business. Please refer to Item 1A for a complete discussion of the risk factors we face.

Risks Relating to Our Business and Structure

●	We have a limited operating history.
●	We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
●	Our Adviser and its management have no prior experience managing a BDC.
●	We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
●	We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.
●	We will be dependent upon management personnel of Muzinich, and Muzinich’s ability to attract and retain talented personnel, for our future success.
●	Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.
●	Our ability to grow depends on our ability to raise additional capital.
●	We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.
●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.
●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Our ability to enter into transactions with our affiliates will be restricted
●	We may be subject to risks associated with the discontinuance of LIBOR.
●	We may form one or more CLOs, which may subject us to certain structured financing risks.
●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative.
●	Investing in middle-market companies involves a number of significant risks.
●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.
●	The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.
●	The lack of liquidity in our investments may adversely affect our business
●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.
●	Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.
●	When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity.
●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.
●	Our debt investments may be risky and we could lose all or part of our investment.

ii

●	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.
●	We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.
●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.
●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.
●	Our portfolio companies may be highly leveraged.
●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to the Offering and Ownership of Our Common Stock

●	Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.
●	We will incur significant costs as a result of being subject to the Exchange Act.
●	We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.
●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.
●	Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.
●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
●	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.
●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.
●	We will be exposed to risks associated with changes in interest rates.
●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.
●	We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.
●	The current COVID-19 crisis may have a negative impact on us and our Adviser.

iii

PART I.

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We have conducted and expect to conduct private offerings (“Private Offerings”) of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock were and will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

We have entered and expect to enter into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the Investment Company Act. At the end of the period beginning on the initial closing in respect of a Private Offering, which occurred on August 23, 2019 (the “Initial Closing”), and ending on the third anniversary thereof, which period may be extended by our Board of Directors (“Board” or “Board of Directors”) for one year in its discretion (such period, including any such extension thereof, the “Commitment Period”), investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on common stock issuances.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We have invested and intend to further invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We will seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. In this Form 10-K, we generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $5 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We have invested and expect to further invest in primary origination investments, and we may also invest in open-market secondary purchases. We expect to source our primary origination investments through our Adviser’s (as defined below) and its affiliates’ network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including investments in cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between 3 and 8 years and to generally range in size between $10 and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact the Company’s performance by limiting the availability of potential investments.

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

The Board of Directors

Our Board of Directors has ultimate authority as to our investments, but it delegates authority to our Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Certificate of Incorporation, (the “Certificate of Incorporation”), the number of directors of the Company will be fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of the Company, of our Adviser or of any its respective affiliates, as defined in the Investment Company Act (the “Independent Directors”). Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes have held initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

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

Market Opportunity

We believe that current market conditions and certain regulatory changes have combined to create an attractive investment environment for us. Specifically:

●	Declining Number of Traditional Financing Sources: A recent trend within the banking sector has seen the combination of local and regional banks into larger, money center banks. Local and regional banks have historically focused on providing capital to middle-market companies, whereas money center banks have historically focused on lending, and providing ancillary services, to large corporate clients to whom they can deploy larger amounts of capital more efficiently. We believe that this consolidation has resulted in fewer bank lenders willing to focus on lending to the U.S. middle-market, and reduced accordingly fewer financing options for the companies we target.
●	Limited Availability of Capital for Middle-Market Companies: We believe that regulatory changes have reduced the availability of capital to middle-market companies. Specifically, the implementation of various industry regulations and/or standards, including but not limited to the Basel III accord, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and leveraged lending guidelines and regulations implemented by the Federal Reserve, has significantly increased the capital and liquidity requirements for banks, decreasing their capacity to originate and/or hold non-investment grade loans on their balance sheets. While the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies have been largely unable to access those markets as they tend to fail to meet the size and liquidity requirements imposed by the institutional investor community.
●	Broad Opportunity Set: With a significant number of middle-market companies seeking access to debt capital to support growth, there is substantial opportunity to provide debt financing for high quality middle-market businesses in today’s market. The opportunity is further enhanced by the increased amount of capital invested in recent years in private equity as an asset class, because private equity firms tend to work in-tandem with debt financing providers to purchase and grow portfolio companies. In addition, we believe middle-market companies are increasingly looking abroad for growth opportunities. Accordingly, we believe that having the capabilities to support such endeavors will create additional opportunities for lenders.
●	Diligence and Monitoring Capabilities: Lending to middle-market companies requires in-depth due diligence, broad underwriting capabilities, and extensive ongoing monitoring. Due to the lack of publicly available information, lending to middle market companies tends to be labor intensive and informed by past transaction experience.
●	Premium Pricing: The reduced availability of credit to middle-market companies typically results in an increased interest rate, or pricing, of loans for middle-market borrowers. In addition, recent loans to middle-market companies have often included meaningful upfront fees and prepayment protections, both of which should enhance the profitability of new loans to lenders.

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

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to Investment Company Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter in offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. Accordingly, the Company has entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”) and has engaged in borrowings under the Loan Agreement for this purpose. Although the Company expects to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings

We have conducted and will conduct Private Offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. The shares of common stock will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D promulgated under the Securities Act.

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

Following the Initial Closing, we have held and expect to hold further additional closings that may occur from time to time as determined by us. In connection with each subscription agreement that we enter with investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board of Directors (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by our Board of Directors prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the NAV per share of our common stock in accordance with the limitations under Section 23 of the Investment Company Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

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

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement described above under “Qualifying Assets”, the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

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

In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or stock unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which magnify the potential for gain or loss and may increase the risk of investing in us.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;
●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
●	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are set forth below. This Policy is reviewed periodically by the Adviser and the Company’s directors who are not “interested persons” and, accordingly, is subject to change.

Introduction

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act in the Company’s best interests. As part of this duty, having accepted responsibility to vote proxies for and respond to consent solicitations regarding Company portfolio holdings, the Adviser recognizes that it must act in these regards in a timely manner, free of conflicts of interest, and in the Company’s best interests.

Process and Procedures

The Adviser votes proxies relating to the Company’s portfolio securities in the best interest of the Company’s stockholders, taking into account such factors as it deems relevant, in its sole good-faith discretion. The Adviser reviews, on a case-by-case basis, each proxy or consent solicitation received to determine its impact on the pertinent portfolio interests held by the Company. In most cases the Adviser will vote in favor of proposals that the Adviser believes are likely to increase the value of these interests. Although the Adviser generally votes against proposals that may have a negative impact on any of the Company’s portfolio holdings, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by the Adviser’s senior Investment Team members. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that anyone involved in the decision-making process disclose to the Company’s Chief Compliance Officer any personal potential conflict of interest that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Personnel involved in the decision-making or vote administration process are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser discloses such conflicts to the Company, including the Company’s independent directors, and may request guidance from the Company on how to vote such proxies.

Proxy Voting Records

Company stockholders may obtain information without charge about how the Adviser voted proxies by making a written request for proxy voting information addressed to: Muzinich BDC Adviser, LLC, 450 Park Avenue, New York, NY 10022 -- Attention: Investor Relations.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the Investment Company Act at all times during each taxable year;
●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and
●	diversify our holdings so that at the end of each quarter of the taxable year:
●	at least 50% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
●	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships (together with the requirements described in the immediately preceding bullet point, the “Diversification Tests”).

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

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the Investment Company Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or subject us to the 4% U.S. federal excise tax.

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

●	The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the Investment Company Act, and we expect to be subject to certain financial covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).
●	The 90% Income Test requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.
●	The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

The Company has in the past borrowed, and intends to continue to borrow, to purchase assets in order to comply with certain regulatory requirements for RICs, including the Diversification Tests. Although the Company expects to continue to be able to borrow under a loan agreement as needed for this purpose, we are subject to the risk that any such loan agreement can be terminated by the lender and/or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

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

On March 5, 2021, the United Kingdom Financial Conduct Authority (the “FCA”) announced that Reference Rate settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month USD LIBOR settings, and immediately after June 30, 2023 for the remaining USD LIBOR settings, including one-month and three-month USD LIBOR (the “Announcement”). Concurrent with the Announcement, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a Reference Rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after the discontinuation of U.S. dollar LIBOR and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before LIBOR begins experiencing disruptions. Nonetheless, the termination of certain Reference Rates presents risks to the Company because there is no assurance that the composition or characteristics of any alternative Reference Rate will be similar to or produce the same value or economic equivalence as existing Reference Rates or that will have the same volume or liquidity.

At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of viable alternative Reference Rates or any other reforms to Reference Rates that may be enacted in the UK or elsewhere. The elimination of a Reference Rate or any other changes or reforms to the determination or supervision of Reference Rates could have an adverse impact on the market for or value of any securities or payments linked to those Reference Rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute Reference Rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

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

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially and adversely affected. See “Part I. Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We have a limited operating history.”

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

Pursuant to our investment strategy, we may make investments in securities of non-U.S. companies, including companies located in emerging market countries, to the extent permissible under the Investment Company Act. Such non-U.S. investments would not be considered eligible investments or qualifying assets, as defined under Section 55(a) of the Investment Company Act, and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. The legal remedies for investors may be more limited than the remedies available in the United States. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in emerging market countries are greater than risks associated with investments in foreign developed companies.

From time to time, certain of the companies in which we expect to invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions, embargoes, and other restrictive actions against Russia. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the conflict between Russian and Ukraine could have a material adverse effect on business, financial condition, cash flows and results of operations and could cause the market value of our investments to decline.

Any investments we may make that are denominated in a non-U.S. currency will be subject to the risk that the value of a particular currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the effects of the monetary policies of the United States, foreign governments, central banks or supranational entities, the level of short-term interest rates, differences in relative values of similar assets in different currencies, the imposition of currency controls, long-term opportunities for investment and capital appreciation and political developments. The economies of certain emerging market countries can be significantly affected by currency devaluations. We may, but are not required to, employ hedging techniques to attempt to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

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

A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations in light of our being a public reporting company under the Exchange Act. Ownership information for any person that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide you with quarterly statements that state the amount of outstanding stock you own, the responsibility for determining the filing obligation and preparing the filing remains with the investor.

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

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K, including the COVID-19 pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the COVID-19 pandemic were to continue for an extended period of time it could result in reduced cash flows to us from our existing portfolio companies, which could reduce cash available for distribution to our stockholders. In addition, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russian and Ukraine continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.  In addition, the recent conflict between Russia and Ukraine, and the resulting sanctions, embargoes, and other restrictive actions against Russia, have contributed to significant volatility, disruptions, and uncertainty, which could also lead to an economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

PART II.

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock offered in Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, we and Muzinich Capital LLC (the “Placement Agent”) offer our common stock only (1) to “accredited investors” (as defined in Rule 501 under the Securities Act) and (2) outside the United States in compliance with Regulation S, in reliance upon exemptions from the registration requirements of the Securities Act.

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

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Part I. Item 1. Business – Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Item 6. Reserved

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I. Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the current COVID-19 pandemic and conflict between Russia and Ukraine;
●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
●	the impact of investments that we expect to make;
●	the impact of increased competition;
●	our contractual arrangements and relationships with third parties;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the ability of our prospective portfolio companies to achieve their objectives;
●	the relative and absolute performance of our Adviser;
●	the ability of our Adviser and its affiliates to attract and retain talented professionals;
●	our expected financings and investments;
●	our ability to pay dividends or make distributions;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;
●	the impact of future acquisitions and divestitures;
●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;
●	the timing and manner in which we conduct any share repurchase offers; and
●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Part I. Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

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

As of December 31, 2021, the Company has raised capital commitments from investors in the amount of $151,000,000. As of December 31, 2021, the Company has equity capital in the amount of $94,131,696. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of December 31, 2021, the Company had seven debt investments, six equity investments and one warrant position in seven portfolio companies with an aggregate fair value of approximately $68.4 million. As of December 31, 2021, our debt investments consisted entirely of senior secured loans. Short-term investments as of December 31, 2021 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $51.5 million.

The Company’s investment activity for the years ended December 31, 2021 and 2020 is presented below (information presented herein is at cost unless otherwise indicated).

	For the year ended December 31, 2021	For the year ended December 31, 2020
New investments:
Gross investment purchases	$37,970,802	$28,839,837
Less: sold investments	(1,011,690)	-
Total new investments	$36,959,112	$28,839,837

Principal/par/units amount of investments funded:
Term loan debt investments	$33,423,750	$28,483,500
Equity investments	4,750,000	1,000,000
Warrants		266,167

Number of new investment commitments	4	3
Average new investment commitment amount	$9,239,778	$9,613,279
Weighted average maturity for new investment commitments	6.2 years	5.0 years
Percentage of new debt investment commitments at floating rates	75%	100%
Percentage of new debt investment commitments at fixed rates	25%	0%
Weighted average spread LIBOR of new floating rate investment commitments	9.78%	8.30%

As of December 31, 2021 and 2020, the Company’s investments consisted of the following:

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments[1]	$59,091,426	$60,050,297	$27,683,025	$27,776,948
Equity Investments - Common Stock	1,000,000	1,000,000	-	-
Equity Investments - Preferred Stock	4,854,405	6,987,729	1,000,000	1,127,079
Warrants	156,811	333,012	156,812	235,116
Short-Term Investments	51,499,761	51,499,313	19,499,352	19,499,352
Total Investments	$116,602,403	$119,870,351	$48,339,189	$48,638,495

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2021 and 2020:

	For the year ended December 31, 2021	For the year ended December 30, 2020
Total investment income	$5,977,893	$1,844,745
Total expenses	1,615,673	1,045,835
Net investment income (loss)	4,362,220	798,910
Total net realized gains (losses)	24,966	-
Total net change in unrealized appreciation/(depreciation)	2,968,642	299,306
Total net realized and unrealized appreciation/(depreciation)	2,993,608	299,306
Net increase (decrease) in net assets resulting from operations	$7,355,828	$1,098,216

Investment Income

Investment income for the years ended December 31, 2021 and 2020 was as follows:

	For the year ended December 31, 2021	For the year ended December 30, 2020
Interest from term loan debt instruments and preferred stock	$5,864,391	$1,542,926
Commitment fees	111,703	218,035
Interest from cash and cash equivalents	-	83,404
Interest from short-term investments	1,799	380
Total investment income	$5,977,893	$1,844,745

Investment income increased from $1,844,745 for the year ended December 31, 2020 to $5,977,893 for the year ended December 31, 2021, primarily due to an increase in interest income as a result of further investment activity subsequent to the year ended December 31, 2020.

Expenses

Operating expenses for the years ended December 31, 2021 and 2020 was as follows:

	For the year ended December 31, 2021	For the year ended December 30, 2020
Management fees	$571,265	$160,548
Other operating expenses	1,044,408	885,287
Total expenses	$1,615,673	$1,045,835

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

The Company may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. Accordingly, the Company has entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”) and has engaged in borrowings under the Loan Agreement for this purpose. Although the Company expects to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

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

Qualifying Assets

Under the Investment Company Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the Investment Company Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the Investment Company Act) represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(7)   Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an eligible portfolio company (as defined below), or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC.

(8) Securities of any eligible portfolio company that we control.

(9) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(10) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(11) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(12) Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

An “eligible portfolio company” is defined in the Investment Company Act as any issuer which:

(d) is organized under the laws of, and has its principal place of business in, the United States;

(e) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the Investment Company Act; and

(f) satisfies any of the following:

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

During the year ended December 31, 2021, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price

March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078
November 16, 2021	33,645	$36,000,000

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the years ended December 31, 2021 and 2020, the Company incurred Management Fees of $571,265 and $160,548, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of December 31, 2021, no Incentive Fee has been accrued or is payable.

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

On March 5, 2021, the United Kingdom Financial Conduct Authority (the “FCA”) announced that Reference Rate settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month USD LIBOR settings, and immediately after June 30, 2023 for the remaining USD LIBOR settings, including one-month and three-month USD LIBOR (the “Announcement”). Concurrent with the Announcement, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a Reference Rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after the discontinuation of U.S. dollar LIBOR and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until June 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before Libor begins experiencing disruptions.

Nonetheless, the termination of certain Reference Rates presents risks to the Company because there is no assurance that the composition or characteristics of any alternative Reference Rate will be similar to or produce the same value or economic equivalence as existing Reference Rates or that will have the same volume or liquidity. At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of alternative Reference Rates or any other reforms to Reference Rates that may be enacted in the UK or elsewhere. The elimination of a Reference Rate or any other changes or reforms to the determination or supervision of Reference Rates could have an adverse impact on the market for or value of any securities or payments linked to those Reference Rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute Reference Rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of December 31, 2021, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(42)	(20)	(22)
Base Interest Rate	-	-	-
+100 Basis Points	177	245	(68)
+200 Basis Points	802	490	312
+300 Basis Points	1,522	735	787

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Muzinich BDC, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Muzinich BDC, Inc. (“the Company”), including the schedules of investments as of December 31, 2021 and 2020, the related statements of operations, cash flows, changes in net assets, and the financial highlights for the years ended December 31, 2021 and December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, and cash flows and the financial highlights for the years ended December 31, 2021 and December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

New York, New York

March 30, 2022

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.

Statements of Assets and Liabilities

Assets:	As of December 31, 2021	As of December 31, 2020
Non-controlled/non-affiliated investments, at fair value (amortized cost of $116,602,403 and $48,339,189, respectively)	$119,870,351	48,638,495
Cash and cash equivalents	1,707,402	15,085,369
Receivables:
Interest and other	838,084	809,522
Principal paydowns of investments	903,500	-
Total Assets	$123,319,337	64,533,386

Liabilities:
Credit facility (Note 9)	24,493,184	17,000,000
Management fee payable	189,364	160,548
Organizational and offering fees payable	-	430,688
Professional fees payable	174,739	861,779
Accrued other general and administrative expenses	99,652	321,296
Total Liabilities	$24,956,939	18,774,311

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 91,894.6 shares issued and outstanding as of December 31, 2021; and 500,000 shares authorized, 45,987.9 shares issued and outstanding as of December 31, 2020	92	46
Additional paid-in capital	94,131,604	45,637,960
Total distributable (accumulated) earnings (losses)	4,230,702	121,069
Total Net Assets	$98,362,398	45,759,075
Total Liabilities and Net Assets	$123,319,337	64,533,386
Net Asset Value Per Share	$1,070.38	995.02

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the year ended December 31, 2021	For the year ended December 31, 2020
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$5,866,190	$1,626,710
Commitment fees	111,703	218,035
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	5,977,893	1,844,745
Total Investment Income	5,977,893	1,844,745

Expenses:
Management fees	571,265	160,548
Professional fees	566,112	517,231
Directors’ fees and expenses	150,000	150,000
Other general and administrative expenses	328,296	218,056
Total Expenses	1,615,673	1,045,835
Net Investment Income (Loss)	4,362,220	798,910
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	24,966	-
Total net realized gains/(losses)	24,966	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	2,968,642	299,306
Total net change in unrealized appreciation/(depreciation)	2,968,642	299,306
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	2,993,608	299,306
Net Increase (Decrease) in Net Assets Resulting from Operations	$7,355,828	$1,098,216
Basic and diluted net investment income (loss) per common share	$73.90	$19.90
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$124.61	$27.35
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	59,029.9	40,151.8

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the year ended December 31, 2021	For the year ended December 31, 2020

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,362,220	$798,910
Total net realized gains/(losses)	24,966	-
Total net change in unrealized appreciation/(depreciation)	2,968,642	299,306
Net Increase (Decrease) in Net Assets Resulting from Operations	7,355,828	1,098,216

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,252,505)	(599,819)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,252,505)	(599,819)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	48,500,000	6,000,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	48,500,000	6,000,000
Total Increase (Decrease) in Net Assets	52,603,323	6,498,397
Net Assets, Beginning of Period	45,759,075	39,260,678
Net Assets, End of Period	$98,362,398	$45,759,075
Net asset value per share	$1,070.38	$995.02
Common shares outstanding at the end of the period	91,894.6	45,987.9

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the year ended December 31, 2021	For the year ended December 31, 2020
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$7,355,828	$1,098,216
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(2,968,642)	(299,306)
Net realized (gains)/losses on investments	(24,966)	-
Net accretion of discount on investments	(502,710)	39,158
Purchases and drawdowns of investments	(230,682,978)	(48,878,347)
Sales and maturities of and principal paydowns on investments	162,947,440	500,000
Changes in operating assets and liabilities:
Interest and other receivables	(28,562)	(808,214)
Receivables from principal paydowns of investments	(903,500)	-
Management fees payable	28,816	160,548
Organizational and offering fees payable	(430,688)	-
Professional fees payable	(687,040)	663,853
Accrued other general and administrative expenses	(221,644)	196,405
Net cash provided by (used in) operating activities	(66,118,646)	(47,327,687)
Cash Flows from Financing Activities:
Borrowings on credit facility	144,157,528	17,000,000
Payments on credit facility	(136,664,344)	-
Distributions paid in cash	(3,252,505)	(599,819)
Proceeds from issuance of common shares	48,500,000	6,000,000
Net cash provided by (used in) financing activities	52,740,679	22,400,181
Net increase (decrease) in cash and cash equivalents	(13,377,967)	(24,927,506)
Cash and cash equivalents, beginning of period	15,085,369	40,012,875
Cash and cash equivalents, end of period	$1,707,402	$15,085,369

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal /Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month LIBOR USD + 9.87%	1.13%	11.00000%	11/23/2021	11/23/2029	$13,500,000	$13,200,304	$13,196,250	13.4%
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD +9.50%	1.50%	11.00000%	12/4/2020	6/30/2024	12,437,500	12,144,946	12,206,691	12.4%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	5,250,000	5,160,928	5,241,175	5.3%
Ocular Partners HoldCo, LLC (3,4,5)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,585,000	7,496,241	7,714,946	7.8%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	11.75000%	1/8/2021, 12/2/2021 [8]	12/31/2025	12,468,750	12,220,576	12,437,500	12.7%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,975,000	4,875,630	5,074,500	5.2%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	3 Month LIBOR USD + 9.25%	1.00%	10.25000%	2/7/2020	2/7/2025	4,104,000	3,992,801	4,179,235	4.3%
Total Senior Secured Loan Debt Investments							$60,320,250	$59,091,426	$60,050,297	61.1%
Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,000,000	1.0%
							1,000,000	$1,000,000	$1,000,000	1.0%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,026,894	1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,259,065	1.3%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021[8]	N/A	2,000,000	2,000,000	3,633,984	3.7%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	859,115	854,717	759,375	0.8%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	308,411	0.3%
Total Equity Investments							4,859,115	$4,854,405	$6,987,729	7.1%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$333,012	0.3%
Total Warrants							266,167	$156,811	$333,012	0.3%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/17/2021	1/4/2022	$24,000,000	$23,999,990	$24,000,000	24.4%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/7/2021	1/13/2022	27,500,000	27,499,771	27,499,313	28.0%
Total Short-Term Investments							$51,500,000	$51,499,761	$51,499,313	52.4%

Total Non-Controlled/Non-Affiliated Investments								$116,602,403	$119,870,351	121.9%
Liabilities in Excess of Other Assets									(21,507,953)	(21.9)%
Net assets									$98,362,398	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2020

Portfolio Company	Industry	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal /Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
First Lien Term Loan Debt Investments
Adaptive Spectrum Term Loan B1 (3,4)	Commercial Services	9.64388% (1 Month LIBOR USD + 9.50%)	12/4/2020	11/30/2025	$12,500,000	$12,130,769	$12,125,000	26.5%
Ocular Partners HoldCo, LLC (3,4,5)	Healthcare Services	7.73838% (3 Month LIBOR USD + 7.50%)	2/7/2020	2/7/2025	7,667,500	7,534,169	7,667,500	16.8%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	7.48838% (3 Month LIBOR USD + 7.25%)	2/7/2020	2/7/2025	8,316,000	8,018,087	7,984,448	17.4%
Total Term Loan Debt Investments					$28,483,500	$27,683,025	$27,776,948	60.7%

Equity Investments - Preferred Stock
Ocular Partners HoldCo, LLC	Healthcare Services	N/A	2/7/2020	N/A	1,000,000	$1,000,000	$1,127,079	2.5%
Total Equity Investments					1,000,000	$1,000,000	$1,127,079	2.5%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	2/7/2020	N/A	266,167	$156,812	$235,116	0.5%
Total Warrants					266,167	$156,812	$235,116	0.5%

Short-Term Investments
United States Treasury Bill (6)	N/A	N/A	12/16/2020	1/14/2021	$4,500,000	$4,499,902	$4,499,902	9.8%
United States Treasury Bill (6)	N/A	N/A	12/21/2020	1/21/2021	15,000,000	14,999,450	14,999,450	32.8%
Total Short-Term Investments					$19,500,000	$19,499,352	$19,499,352	42.6%

Total Non-Controlled/Non-Affiliated Investments						$48,339,189	$48,638,495	106.3%
Liabilities in Excess of Other Assets							(2,879,420)	(6.3)%
Net assets							$45,759,075	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2020. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements

1.	Organization

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

The commitment period (“Commitment Period”) shall last for three years from the date of the first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019, subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year, in its discretion. The Company’s first drawdown was due on September 25, 2019. The Company will terminate on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend the Company’s life for a maximum of two consecutive one year periods or (ii) the Adviser’s determination to terminate the Company upon full realization of the Company’s portfolio or if market opportunities are inadequate to support the Company’s ongoing operation.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of December 31, 2021 and December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2021 and December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the year ended December 31, 2021, the Company did not incur further organization costs or offering costs.

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

The tax character of distributions paid during the period ended December 31, 2021 was as follows:

Year Ended December 31, 2021
Distributions paid from:
Ordinary Income	$3,252,505
Long Term Capital Gains (1)	-
Total Distributions Paid	$3,252,505

(1)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of December 31, 2021, was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the year ended December 31, 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2021
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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the years ended December 31, 2021 and 2020, the Company incurred Management Fees of $571,265 and $160,548, respectively.

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

For the years ended December 31, 2021 and 2020, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the years ended December 31, 2021 and 2020, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2021 and 2020, the total costs reimbursable to Muzinich were $263 and $1,358,263, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of December 31, 2021, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt, SCSp held 55,279.7 shares of the Company, approximately 60.2% of outstanding shares of the Company, and Muzinich & Co., Inc. held 970.9 shares of the Company, approximately 1.1% of outstanding shares of the Company.

5.	Commitments and Contingencies

As of December 31, 2021, the Company had an aggregate of $16,250,000 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of December 31, 2021, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	12/31/2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

A summary of the composition of the unfunded commitments as of December 31, 2020 is shown in the table below:

	Expiration Date (1)	As of December 31, 2020
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Total unfunded commitments		$9,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of December 31, 2021, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments[1]	$59,091,426	$60,050,297	$27,683,025	$27,776,948
Equity Investments - Common Stock	1,000,000	1,000,000	-	-
Equity Investments - Preferred Stock	4,854,405	6,987,729	1,000,000	1,127,079
Warrants	156,811	333,012	156,812	235,116
Short-Term Investments	51,499,761	51,499,313	19,499,352	19,499,352
Total Investments	$116,602,403	$119,870,351	$48,339,189	$48,638,495

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

100% of the investments held as of December 31, 2021 and December 31, 2020 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2021 and December 31, 2020 was as follows (the following table does not include short-term investments):

	December 31, 2021	December 31, 2020
Leisure Products	17.2%	-
Packaged Foods & Meats	14.4%	-
Internet Services Infrastructure[1]	12.4%	26.5%
Health Care Technology[2]	9.1%	19.3%
Health Care Equipment & Supplies	6.3%	-
Diversified Support Services	5.5%	-
Electronic Equipment & Instruments	4.6%	17.9%
Total	69.5%	63.7%

[1]	Disclosed as Commercial Services as of December 31, 2020.
[2]	Disclosed as Healthcare Services as of December 31, 2020.

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of December 31, 2021 and December 31, 2020.

Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$60,050,297	$60,050,297
Equity Investments - Common Stock	$-	$-	$1,000,000	$1,000,000
Equity Investments - Preferred Stock	-	-	6,987,729	6,987,729
Warrants	-	-	333,012	333,012
Short-Term Investments	-	51,499,313	-	51,499,313
Total	$-	$51,499,313	$68,371,038	$119,870,351

Fair Value Hierarchy as of December 31, 2020
Description	Level 1	Level 2	Level 3	Total
First Lien Term Loan Debt Investments	$-	$-	$27,776,948	$27,776,948
Equity Investments - Preferred Stock	-	-	1,127,079	1,127,079
Warrants	-	-	235,116	235,116
Short-Term Investments	-	19,499,352	-	19,499,352
Cash Equivalents	700,000	-	-	700,000
Total	$700,000	$19,499,352	$29,139,143	$49,338,495

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2021 and 2020.

Senior Secured Loan Debt Instruments[1]	For the year ended December 31, 2021	For the year ended December 31, 2020
Fair value, beginning of period	$27,776,948	$-
Purchases of investments	36,484,563	28,222,563
Proceeds from principal pre-payments and sales of investments	(5,480,750)	(500,000)
Realized gain (loss)	15,058	-
Net change in unrealized appreciation/(depreciation)	864,948	93,923
Net accretion of discount on investments	389,530	(39,538)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$60,050,297	$27,776,948

Equity Investments - Common Stock	For the year ended December 31, 2021	For the year ended December 31, 2020
Fair value, beginning of period	$-	$-
Purchases of investments	1,000,000	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	-	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$1,000,000	$-

Equity Investments - Preferred Stock	For the year ended December 31, 2021	For the year ended December 31, 2020
Fair value, beginning of period	$1,127,079	$-
Purchases of investments	4,787,689	1,000,000
Proceeds from principal pre-payments and sales of investments	(1,011,689)	-
Realized gain (loss)	9,908	-
Net change in unrealized appreciation/(depreciation)	2,006,245	127,079
Net accretion of discount on investments	68,497	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,987,729	$1,127,079

Warrants	For the year ended December 31, 2021	For the year ended December 31, 2020
Fair value, beginning of period	$235,116	$-
Purchases of investments	-	156,812
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	97,896	78,304
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$333,012	$235,116

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the years ended December 31, 2021 and 2020.

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2021	For the year ended December 31, 2020
Senior Secured Loan Debt Instruments[1]	$864,948	$93,923
Equity Investments - Common Stock	$-	$-
Equity Investments - Preferred Stock	2,006,245	127,079
Warrants	97,896	78,304
Total	$2,969,089	$299,306

[1]	Disclosed as First Lien Term Loan Debt Investments as of December 31, 2020.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2021 and December 31, 2020. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
Senior Secured Loan Debt Instruments	$60,050,297	Discounted cash flow	Discount rate	6.17% - 22.50%		11.92%
Equity Investments - Common Stock	$1,000,000	Recent Transaction Price*	N/A	N/A		N/A
Equity Investments - Preferred Stock	6,987,729	Market approach	EBITDA multiples	3.67x - 8.93	x	6.22	x
Warrants	333,012	Option model	Volatility	61.51%		N/A
Total	$68,371,038

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	Fair Value December 31, 2020	Valuation Technique	Unobservable Input	Range/Input		Weighted Average Inputs
First Lien Term Loan Debt Investments	$15,651,948	Discounted cash flow	Discount rate	9.1% - 9.6%		9.36%
First Lien Term Loan Debt Investments	12,125,000	Recent Transaction Price*	N/A	N/A		N/A
Equity Investments - Preferred Stock	1,127,079	Market approach	EBITDA multiples	9.0	x	N/A
Warrants	235,116	Option model	Volatility	53.74%		N/A
Total	$29,139,143

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the year ended December 31, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078
November 16, 2021	33,645	$36,000,000

For the year ended December 31, 2020, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
December 22, 2020	6,000	$6,000,000

Distributions

For the year ended December 31, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301
May 11, 2021	May 28, 2021	$13.92	$744,551
August 10, 2021	August 18, 2021	$17.96	$1,046,166
November 11, 2021	November 19, 2021	$22.12	$1,288,485

For the year ended December 31, 2020, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share		Distribution Paid
July 10, 2020	July 15, 2020	$0.50	[1]	$199,940
October 15, 2020	October 23, 2020	$5.00		$199,939
November 12, 2020	November 19, 2020	$5.00		$199,939

[1]	This per share amount is prior to a reverse stock split effective as of September 11, 2020 and has not been adjusted to reflect that transaction.

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

There were no transfers of shares for the year ended December 31, 2021.

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

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage ratio was 502% and 369%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective June 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of December 31, 2021 and December 31, 2020, credit facility activity was as follows:

	December 31, 2021	December 31, 2020
Outstanding balance	$24,493,184	$17,000,000
Average balance during the period when in use	$29,365,418	NM
Average interest rate during the period when in use	0.52%	NM
Interest expenses incurred during the period	$66,759	$2,216
Financing expenses incurred during the period	$-	$-

NM - not meaningful

As of December 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2021, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2021 and 2020:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Net increase (decrease) in net assets resulting from operations	$7,355,828	$1,098,216
Weighted average common shares of common
stock outstanding - basic and diluted	59,029.9	40,151.8
Basic and diluted net increase (decrease) in net assets
resulting from operations per common share	$124.61	$27.35

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2021 and 2020:

Per Common Share Operating Performance	For the year ended December 31, 2021	For the year ended December 31, 2020
Net Asset Value, Beginning of Period	$995.02	$981.81

Results of Operations:
Net Investment Income (Loss) (1)	73.90	19.90
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	58.70	8.31
Net Increase (Decrease) in Net Assets Resulting from Operations	132.60	28.21

Distributions to Common Stockholders
Distributions from Net Investment Income	(57.24)	(15.00)
Net Decrease in Net Assets Resulting from Distributions	(57.24)	(15.00)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,070.38	$995.02

Shares Outstanding, End of Period	91,894.6	45,987.9

Ratio/Supplemental Data
Net assets, end of period	$98,362,398	$45,759,075
Weighted-average shares outstanding (2)	59,029.9	40,151.8
Total Return (3)	13.48%	2.88%
Portfolio turnover (4)	2.91%	0.00%
Ratio of total expenses to average net assets	2.51%	2.57%
Ratio of net investment income (loss) to average net assets	6.77%	1.96%
Asset coverage ratio	501.59%	369.17%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the years ended December 31, 2021 and 2020, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2021, except as disclosed below.

On February 7, 2022, the unfunded commitment of the Ocular Partners HoldCo, LLC term loan, amounting to $9,250,000 in par value, expired without having been funded.

Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0.

On March 1, 2022, the Company was fully repaid in respect of the Wireless Telecom Group, Inc. Term Loan B, for a total of $4,254,682.50.

Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000.

Effective March 14, 2022, the Company drew on the Loan Agreement, in the amount of $27,000,000.

On March 25, 2022, the Company accepted an additional $3,852,275 capital commitment from an investor, subject to future drawdown notices.

On March 28, 2022, the Company declared a distribution of $13.76 per share, or $1,264,470, payable on April 4, 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2021 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2021.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Directors

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	66	Independent Director	2023
Eric W. Falkeis	47	Independent Director	2024
Steven J. Paggioli	71	Independent Director	2022
Interested Directors:
Paul Fehre	59	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	2024
Jeffrey Youle	62	Chief Executive Officer and President	2022

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Cheryl Rivkin	51	Secretary

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

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee of $50,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of the Board of Directors and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2022, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially (1)	Percentage of Class (2)
Interested Directors
Jeffrey Youle	128.369	0.14%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	128.369	0.14%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 91,894.6 Company’s shares issued and outstanding on March 30, 2022.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 30, 2022. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

The management fee and incentive fee paid to our Adviser are based on the value of our investments and there may be a conflict of interest when personnel of our Adviser are involved in the valuation process for our portfolio investments. See also “Part I. Item 1. Business — Administration Agreement and Fund Accounting Agreement.”

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

Item 14. Principal Accounting Fees and Services

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

The Audit Committee and the independent directors of the board of directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2021.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	For the year ended December 31, 2021
Audit Fees	$196,000
Audit-Related Fees	-
Tax Fees	16,000
All Other Fees	-
Total Fees:	$212,000

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities*
10.1	Investment Advisory Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser (1)
10.2	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator (1)
10.3	Custody Agreement between Muzinich BDC, Inc. and U.S. Bank National Association, as the custodian (1)
10.4	Form of Indemnification Agreement (1)
10.5	Loan Agreement with BNP Paribas Prime Brokerage International Limited(3)
10.6	First Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited(3)
10.7	Second Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited(3)
10.8	U.S. Prime Brokerage Agreement between the Company and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Account Agreement)(3)
10.9	Third Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.10	Fourth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.11	Fifth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.12	Sixth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.13	Seventh Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.14	Eighth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.15	Ninth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.16	Tenth Amendment to the Loan Agreement with BNP Paribas Prime Brokerage International Limited*
14.1	Code of Ethics(3)
21.1	List of Subsidiaries – None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: March 30, 2022
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 30, 2022
	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 2022.

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