Form 10-Q
period 2022-03-31
Muzinich BDC, Inc.
filed 2022-05-13
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2022

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

The issuer had 91,894.6 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2022.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2022

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of March 31, 2022 (Unaudited)	As of December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $116,425,686 and $116,602,403, respectively)	$120,110,298	119,870,351
Cash and cash equivalents	7,971,847	1,707,402
Receivables:
Interest and other	158,450	838,084
Principal paydowns of investments	-	903,500
Total Assets	$128,240,595	123,319,337

Liabilities:
Credit facility (Note 9)	27,000,000	24,493,184
Management fee payable	426,365	189,364
Professional fees payable	205,965	174,739
Distributions payable	1,264,470	-
Accrued other general and administrative expenses	94,787	99,652
Total Liabilities	$28,991,587	24,956,939

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 91,894.6 shares issued and outstanding as of March 31, 2022; and 500,000 shares authorized, 91,894.6 shares issued and outstanding as of December 31, 2021	92	92
Additional paid-in capital	94,083,657	94,131,604
Total distributable (accumulated) earnings (losses)	5,165,259	4,230,702
Total Net Assets	$99,249,008	98,362,398
Total Liabilities and Net Assets	$128,240,595	123,319,337
Net Asset Value Per Share	$1,080.03	1,070.38

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the three months ended March 31, 2022 (Unaudited)	For the three months ended March 31, 2021 (Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$2,307,363	$1,049,490
Commitment fees	-	37,703
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	2,307,363	1,087,193
Total Investment Income	2,307,363	1,087,193

Expenses:
Management fees	237,001	105,143
Professional fees	233,235	142,298
Directors' fees and expenses	37,500	37,500
Other general and administrative expenses	65,211	57,236
Total Expenses	572,947	342,177
Net Investment Income (Loss)	1,734,416	745,016
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	22,558
Total net realized gains/(losses)	-	22,558
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	416,664	559,790
Total net change in unrealized appreciation/(depreciation)	416,664	559,790
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	416,664	582,348
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,151,080	$1,327,364
Basic and diluted net investment income (loss) per common share	$18.87	$15.58
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$23.41	$27.76
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	91,894.6	47,821.2

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the three months ended March 31, 2022 (Unaudited)	For the three months ended March 31, 2021 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$1,734,416	$745,016
Total net realized gains/(losses)	-	22,558
Total net change in unrealized appreciation/(depreciation)	416,664	559,790
Net Increase (Decrease) in Net Assets Resulting from Operations	2,151,080	1,327,364

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(1,264,470)	(173,301)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(1,264,470)	(173,301)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	7,500,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	7,500,000
Total Increase (Decrease) in Net Assets	886,610	8,654,063
Net Assets, Beginning of Period	98,362,398	45,759,075
Net Assets, End of Period	$99,249,008	$54,413,138
Net asset value per share	$1,080.03	$1,017.30
Common shares outstanding at the end of the period	91,894.6	53,487.9

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the three months ended March 31, 2022 (Unaudited)	For the three months ended March 31, 2021 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,151,080	$1,327,364
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(416,664)	(559,790)
Net realized (gains)/losses on investments	-	(22,558)
Net accretion of discount on investments	(360,408)	(58,714)
Purchases and drawdowns of investments	(57,473,761)	(65,892,482)
Sales and maturities of and principal paydowns on investments	58,010,887	20,273,375
Changes in operating assets and liabilities:
Interest and other receivables	679,634	(61,149)
Receivables from sales of investments	903,500	-
Management fees payable	237,001	105,143
Professional fees payable	31,226	135,268
Distributions payable	1,264,470	-
Accrued other general and administrative expenses	(4,865)	48,610
Net cash provided by (used in) operating activities	5,022,100	(44,704,933)
Cash Flows from Financing Activities:
Borrowings on credit facility	78,851,192	39,902,716
Payments on credit facility	(76,344,377)	(17,002,252)
Distributions paid in cash	(1,264,470)	(173,301)
Proceeds from issuance of common shares	-	7,500,000
Net cash provided by (used in) financing activities	1,242,345	30,227,163
Net increase (decrease) in cash and cash equivalents	6,264,445	(14,477,770)
Cash and cash equivalents, beginning of period	1,707,402	15,085,369
Cash and cash equivalents, end of period	$7,971,847	$607,599

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of March 31, 2022 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/
Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month LIBOR USD + 9.87%	1.13%	11.00000%	11/23/2021	11/23/2029	$13,466,250	$13,176,636	$14,007,043	14.1%
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD + 9.50%	1.50%	11.00% Cash 4.00% PIK	12/4/2020	6/30/2024	10,205,625	9,983,174	9,530,516	9.6%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	5,250,000	5,166,103	5,145,448	5.2%
Ocular Partners HoldCo, LLC (3,4)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,564,375	7,486,466	7,640,019	7.7%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	11.75000%	1/8/2021, 12/2/2021 [8]	6/1/2027	12,437,500	12,207,767	12,674,151	12.8%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,975,000	4,881,147	5,061,750	5.1%
Total Senior Secured Loan Debt Investments							$53,898,750	$52,901,293	$54,058,927	54.5%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$823,093	0.8%
							1,000	$1,000,000	$823,093	0.8%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$966,420	1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,300,731	1.3%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,000,000	2,000,000	4,119,014	4.2%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	750,000	870,563	787,236	0.8%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	323,303	0.3%
Total Equity Investments							4,750,000	$4,870,251	$7,496,704	7.6%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$238,274	0.2%
Total Warrants							266,167	$156,811	$238,274	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/22/2022	4/12/2022	$27,500,000	$27,498,740	$27,497,800	27.7%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/3/2022	4/14/2022	30,000,000	29,998,591	29,995,500	30.2%
Total Short-Term Investments							$57,500,000	$57,497,331	$57,493,300	57.9%

Total Non-Controlled/Non-Affiliated Investments								$116,425,686	$120,110,298	121.0%
Liabilities in Excess of Other Assets									(20,861,290)	(21.0)%
Net assets									$99,249,008	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on March 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/
Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month LIBOR USD + 9.87%	1.13%	11.00000%	11/23/2021	11/23/2029	$13,500,000	$13,200,304	$13,196,250	13.4%
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD + 11.50%	1.50%	13.00000%	12/4/2020	11/30/2025	12,437,500	12,144,946	12,206,691	12.4%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	5,250,000	5,160,928	5,241,175	5.3%
Ocular Partners HoldCo, LLC (3,4,5)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,585,000	7,496,241	7,714,946	7.8%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 9.75%	1.25%	11.00000%	1/8/2021, 12/2/2021 [8]	12/31/2025	12,468,750	12,220,576	12,437,500	12.7%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,975,000	4,875,630	5,074,500	5.2%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	3 Month LIBOR USD + 9.25%	1.00%	10.25000%	2/7/2020	2/7/2025	4,104,000	3,992,801	4,179,235	4.3%
Total Senior Secured Loan Debt Investments							$60,320,250	$59,091,426	$60,050,297	61.1%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,000,000	1.0%
							1,000	$1,000,000	$1,000,000	1.0%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,026,894	1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,259,065	1.3%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,000,000	2,000,000	3,633,984	3.7%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	859,115	854,717	759,375	0.8%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	308,411	0.3%
Total Equity Investments							4,859,115	$4,854,405	$6,987,729	7.1%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$333,012	0.3%
Total Warrants							266,167	$156,811	$333,012	0.3%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/17/2021	1/4/2022	$24,000,000	$23,999,990	$24,000,000	24.4%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/7/2021	1/13/2022	27,500,000	27,499,771	27,499,313	28.0%
Total Short-Term Investments							$51,500,000	$51,499,761	$51,499,313	52.4%

Total Non-Controlled/Non-Affiliated Investments								$116,602,403	$119,870,351	121.9%
Liabilities in Excess of Other Assets									(21,507,953)	(21.9)%
Net assets									$98,362,398	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of March 31, 2022 and December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2022 and December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the three months ended March 31, 2022, the Company did not incur further organization costs or offering costs.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of March 31, 2022, was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the three months ended March 31, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the three months ended March 31, 2022
Additional paid-in capital	$(47,947)
Total distributable earnings	$47,947

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2022 and 2021, the Company incurred Management Fees of $237,001 and $105,143, respectively.

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

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held August 4, 2021.

For the three months ended March 31, 2022 and 2021, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2022 and 2021, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2022 and 2021, the total costs reimbursable to Muzinich were $263 and $1,446,905, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of March 31, 2022, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 55,279.7 shares of the Company, approximately 60.2% of outstanding shares of the Company, and Muzinich & Co., Inc. held 970.9 shares of the Company, approximately 1.1% of outstanding shares of the Company.

5.	Commitments and Contingencies

As of March 31, 2022, the Company had an aggregate of $7,000,000 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of March 31, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitment as of March 31, 2022 is shown in the table below:

	Expiration Date (1)	As of March 31, 2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitment		$7,000,000

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of March 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$52,901,293	$54,058,927	$59,091,426	$60,050,297
Equity Investments - Common Stock	1,000,000	823,093	1,000,000	1,000,000
Equity Investments - Preferred Stock	4,870,251	7,496,704	4,854,405	6,987,729
Warrants	156,811	238,274	156,811	333,012
Short-Term Investments	57,497,331	57,493,300	51,499,761	51,499,313
Total Investments	$116,425,686	$120,110,298	$116,602,403	$119,870,351

100% of the investments held as of March 31, 2022 and December 31, 2021 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2022 and December 31, 2021 was as follows (the following table does not include short-term investments):

	March 31, 2022	December 31, 2022
Leisure Products	17.8%	17.2%
Packaged Foods & Meats	14.9%	14.4%
Internet Services Infrastructure	9.6%	12.4%
Health Care Technology	9.0%	9.1%
Health Care Equipment & Supplies	6.2%	6.3%
Diversified Support Services	5.4%	5.5%
Electronic Equipment & Instruments	0.2%	4.6%
Total	63.1%	69.5%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of March 31, 2022 and December 31, 2021.

Fair Value Hierarchy as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$54,058,927	$54,058,927
Equity Investments - Common Stock	$-	$-	$823,093	$823,093
Equity Investments - Preferred Stock	-	-	7,496,704	7,496,704
Warrants	-	-	238,274	238,274
Short-Term Investments	-	57,493,300	-	57,493,300
Total	$-	$57,493,300	$62,616,998	$120,110,298

Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$60,050,297	$60,050,297
Equity Investments - Common Stock	$-	$-	$1,000,000	$1,000,000
Equity Investments - Preferred Stock	-	-	6,987,729	6,987,729
Warrants	-	-	333,012	333,012
Short-Term Investments	-	51,499,313	-	51,499,313
Total	$-	$51,499,313	$68,371,038	$119,870,351

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2022 and 2021.

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Fair value, beginning of period	$60,050,297	$27,776,948
Purchases of investments	92,369	14,922,500
Proceeds from principal pre-payments and sales of investments	(6,510,887)	(523,375)
Realized gain (loss)	-	15,058
Net change in unrealized appreciation/(depreciation)	198,763	655,667
Net accretion of discount on investments	228,385	58,327
Transfers into (out of) Level 3	-	-
Fair value, end of period	$54,058,927	$42,905,125

Equity Investments - Common Stock	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Fair value, beginning of period	$1,000,000	$-
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(176,907)	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$823,093	$-

Equity Investments - Preferred Stock	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Fair value, beginning of period	$6,987,729	$1,127,079
Purchases of investments	-	2,719,687
Proceeds from principal pre-payments and sales of investments	-	(250,000)
Realized gain (loss)	-	7,500
Net change in unrealized appreciation/(depreciation)	493,129	(90,601)
Net accretion of discount on investments	15,846	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$7,496,704	$3,513,665

Warrants	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Fair value, beginning of period	$333,012	$235,116
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	(94,738)	(5,276)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$238,274	$229,840

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the three months ended March 31, 2022 and 2021.

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Senior Secured Loan Debt Instruments	$198,763	$655,667
Equity Investments - Common Stock	$(176,907)	$-
Equity Investments - Preferred Stock	493,129	(90,601)
Warrants	(94,738)	(5,276)
Total	$420,247	$559,790

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2022 and December 31, 2021. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value March 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$54,058,927	Discounted cash flow	Discount rate	6.62% - 22.50%	11.43%
Equity Investments - Common Stock	$823,093	Market approach	EBITDA multiples	5.55x	N/A
Equity Investments - Preferred Stock	7,496,704	Market approach	EBITDA multiples	3.82x - 11.01x	6.39x
Warrants	238,274	Option model	Volatility	61.01%	N/A
Total	$62,616,998

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$60,050,297	Discounted cash flow	Discount rate	6.17% - 22.50%	11.92%
Equity Investments - Common Stock	$1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	6,987,729	Market approach	EBITDA multiples	3.67x - 8.93x	6.22x
Warrants	333,012	Option model	Volatility	61.51%	N/A
Total	$68,371,038

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2022, the Company did not issue any additional shares.

For the three months ended March 31, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000

Distributions

For the three months ended March 31, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 28, 2022	April 4, 2022	$13.76	$1,264,470

For the three months ended March 31, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage ratio was 468% and 502%, respectively.

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

As of March 31, 2022 and December 31, 2021, credit facility activity was as follows:

	March 31, 2022	December 31, 2021
Outstanding balance	$27,000,000	$24,493,184
Average balance during the period when in use	$25,439,373	$29,365,418
Average interest rate during the period when in use	0.41%	0.52%
Interest expenses incurred during the period	$7,434	$66,759
Financing expenses incurred during the period	$-	$-

As of March 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Net increase (decrease) in net assets resulting from operations	$2,151,080	$1,327,364
Weighted average common shares of common stock outstanding - basic and diluted	91,894.6	47,821.2
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$23.41	$27.76

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,070.38	$995.02

Results of Operations:
Net Investment Income (Loss) (1)	18.87	13.93
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	4.54	11.59
Net Increase (Decrease) in Net Assets Resulting from Operations	23.41	25.52

Distributions to Common Stockholders
Distributions from Net Investment Income	(13.76)	(3.24)
Net Decrease in Net Assets Resulting from Distributions	(13.76)	(3.24)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,080.03	$1,017.30

Shares Outstanding, End of Period	91,894.6	53,487.9

Ratio/Supplemental Data
Net assets, end of period	$99,249,008	$54,413,138
Weighted-average shares outstanding (2)	91,894.6	47,821.2
Total Return (3)	2.17%	2.56%
Portfolio turnover (4)	0.00%	1.79%
Ratio of total expenses to average net assets (5)	2.35%	2.77%
Ratio of net investment income (loss) to average net assets (5)	7.12%	6.03%
Asset coverage ratio	467.59%	236.37%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the three months ended March 31, 2022 and 2021, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2022, except as disclosed below.

On April 13, 2022, the Company entered into a senior secured subordinate note with TEAM NexBelt Operating, Inc., with a commitment amount of $8,000,000.00, with an OID of $160,000.00 (2.00%), which bears an interest rate of 10.50%, and has an equity co-investment in TEAM NexBelt Investors, LLC of $650,000.

On May 9, 2022, the Company entered into a senior secured subordinate note with Quest Bidco LLC, with a commitment amount of $11,000,000.00, with an OID of $220,000.00 (2.00%), which bears an interest rate of 10.00%, and has an equity co-investment in Quest JVCO Limited, of $750,000.

Effective on May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0.

On May 10, 2022, the Company declared a distribution of $19.32 per share, or $1,775,404, payable on May 17, 2022.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the current COVID-19 pandemic and conflict between Russia and Ukraine;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic and the conflict between Russia and Ukraine;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

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

As of March 31, 2022, the Company has capital commitments from investors in the amount of $154,852,275. As of March 31, 2022 the Company has equity capital in the amount of $94,131,696. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of March 31, 2022, the Company had six debt investments, six equity investments and one warrant position in seven portfolio companies with an aggregate fair value of approximately $62.6 million. As of March 31, 2022, our debt investments consisted entirely of senior secured loans. Short-term investments as of March 31, 2022 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $57.5 million.

The Company’s investment activity for the three months ended March 31, 2022 and 2021 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
New investments:
Gross investment purchases	$92,369	$17,637,052
Less: sold investments	-	(250,000)
Total new investments	$92,369	$17,387,052

Principal/par/units amount of investments funded:
Term loan debt investments	$-	$15,227,500
Equity investments	-	2,500,000
Warrants	-

Number of new investment commitments	-	2
Average new investment commitment amount	N/A	$8,693,526
Weighted average maturity for new investment commitments	N/A	5.0 years
Percentage of new debt investment commitments at floating rates	N/A	50%
Percentage of new debt investment commitments at fixed rates	N/A	50%
Weighted average spread LIBOR of new floating rate investment commitments	N/A	9.75%

As of March 31, 2022 and 2021, the Company’s investments consisted of the following:

	March 31, 2022			March 31, 2021
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$52,901,293	$54,058,927	45.01%	$42,155,535	$42,905,125	45.21%
Equity investments - Common Stock	1,000,000	823,093	0.69%	-	-	0.00%
Equity investments - Preferred Stock	4,870,251	7,496,704	6.24%	3,477,187	3,513,665	3.70%
Warrants	156,811	238,274	0.20%	156,812	229,840	0.24%
Short-term investments	57,497,331	57,493,300	47.86%	48,250,034	48,250,034	50.85%
Total Investments	$116,425,686	$120,110,298	100.00%	$94,039,568	$94,898,664	100.00%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2022 and 2021:

	For the three months ending March 31, 2022	For the three months ending March 31, 2021
Total investment income	$2,307,363	$1,087,193
Total expenses	572,947	342,177
Net investment income (loss)	1,734,416	745,016
Total net realized gains (losses)	-	22,558
Total net change in unrealized appreciation/(depreciation)	416,664	559,790
Total net realized and unrealized appreciation/(depreciation)	416,664	582,348
Net increase (decrease) in net assets resulting from operations	$2,151,080	$1,327,364

Investment Income

Investment income for the three months ended March 31, 2022 and 2021 was as follows:

	For the three months ending March 31, 2022	For the three months ending March 31, 2021
Interest from term loan debt instruments and preferred stock	$2,302,022	$1,048,791
Commitment fees	-	37,703
Interest from cash and cash equivalents	-	-
Interest from short-term investments	5,341	699
Total investment income	$2,307,363	$1,087,193

Investment income increased from $1,087,193 for the three months ended March 31, 2021 to $2,307,363 for the three months ended March 31, 2022, primarily due to an increase in interest income as a result of further investment activity subsequent to the three months ended March 31, 2021.

Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 was as follows:

	For the three months ending March 31, 2022	For the three months ending March 31, 2021
Management fees	237,001	$105,143
Other operating expenses	335,946	237,034
Total expenses	$572,947	$342,177

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

During the three months ended March 31, 2022, the Company did not have any further common stock issuances.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three months ended March 31, 2022 and 2021, the Company incurred Management Fees of $237,001 and $105,143, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of March 31, 2022, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(47)	(22)	(25)
Base Interest Rate	-	-	-
+100 Basis Points	456	270	186
+200 Basis Points	1,131	540	591
+300 Basis Points	1,807	810	997

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2022 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of March 31, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of March 31, 2022.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as filed with the SEC on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, the Company did not have any further common stock issuances.

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

Muzinich BDC, Inc.

Date: May 13, 2022	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 13, 2022	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer