Form 10-Q
period 2022-06-30
Muzinich BDC, Inc.
filed 2022-08-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2022

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The issuer had 91,894.6 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2022.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2022

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of June 30, 2022	As of December 31, 2021
	(Unaudited)
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $126,873,490 and $116,602,403, respectively)	$130,183,092	119,870,351
Cash and cash equivalents	19,074,658	1,707,402
Receivables:
Interest and other	1,236,154	838,084
Principal paydowns of investments	117,720	903,500
Total Assets	$150,611,624	123,319,337

Liabilities:
Credit facility (Note 9)	50,003,427	24,493,184
Management fee payable	220,470	189,364
Professional fees payable	137,541	174,739
Accrued other general and administrative expenses	98,556	99,652
Total Liabilities	$50,459,994	24,956,939

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 91,894.6 shares issued and outstanding as of June 30, 2022; and 500,000 shares authorized, 91,894.6 shares issued and outstanding as of December 31, 2021	92	92
Additional paid-in capital	94,083,657	94,131,604
Total distributable (accumulated) earnings (losses)	6,067,881	4,230,702
Total Net Assets	$100,151,630	98,362,398
Total Liabilities and Net Assets	$150,611,624	123,319,337
Net Asset Value Per Share	$1,089.85	1,070.38

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the six months ended June 30, 2022	For the three months ended June 30, 2022	For the six months ended June 30, 2021	For the three months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$5,834,895	3,527,532	$2,473,639	$1,424,149
Commitment fees	-	-	37,703	-
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	5,834,895	3,527,532	2,511,342	1,424,149
Total Investment Income	5,834,895	3,527,532	2,511,342	1,424,149

Expenses:
Management fees	456,221	219,220	243,447	138,304
Professional fees	375,684	142,449	267,360	125,062
Directors’ fees and expenses	75,000	37,500	75,000	37,500
Other general and administrative expenses	140,538	75,327	127,820	70,584
Total Expenses	1,047,443	474,496	713,627	371,450
Net Investment Income (Loss)	4,787,452	3,053,036	1,797,715	1,052,699
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-	22,558	-
Total net realized gains/(losses)	-	-	22,558	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	41,654	(375,010)	2,257,809	1,698,019
Total net change in unrealized appreciation/(depreciation)	41,654	(375,010)	2,257,809	1,698,019
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	41,654	(375,010)	2,280,367	1,698,019
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,829,106	2,678,026	$4,078,082	$2,750,718
Basic and diluted net investment income (loss) per common share	$52.10	33.22	$35.06	$19.25
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$52.55	29.14	$79.54	$50.30
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	91,894.6	91,894.6	51,272.3	54,685.4

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the six months ended June 30, 2022	For the three months ended June 30, 2022	For the six months ended June 30, 2021	For the three months ended June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$4,787,452	$3,053,036	$1,797,715	$1,052,699
Total net realized gains/(losses)	-	-	22,558	-
Total net change in unrealized appreciation/(depreciation)	41,654	(375,010)	2,257,809	1,698,019
Net Increase (Decrease) in Net Assets Resulting from Operations	4,829,106	2,678,026	4,078,082	2,750,718

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,039,874)	(1,775,404)	(917,853)	(744,552)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(3,039,874)	(1,775,404)	(917,853)	(744,552)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	12,500,000	5,000,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	-	-	12,500,000	5,000,000
Total Increase (Decrease) in Net Assets	1,789,232	902,622	15,660,229	7,006,166
Net Assets, Beginning of Period	98,362,398	99,249,008	45,759,075	54,413,138
Net Assets, End of Period	$100,151,630	$100,151,630	$61,419,304	$61,419,304
Net asset value per share	$1,089.85	$1,089.85	$1,054.41	$1,054.41
Common shares outstanding at the end of the period	91,894.6	91,894.6	58,249.8	58,249.8

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,829,106	$4,078,082
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(41,654)	(2,257,809)
Net realized (gains)/losses on investments	-	(22,558)
Net accretion of discount on investments	(553,643)	(135,770)
Purchases and drawdowns of investments	(136,603,763)	(120,002,460)
Sales and maturities of and principal paydowns on investments	126,886,319	68,618,750
Changes in operating assets and liabilities:
Interest and other receivables	(398,070)	82,848
Receivables from sales of investments	785,780	-
Management fees payable	31,106	82,900
Professional fees payable	(37,198)	218,795
Accrued other general and administrative expenses	(1,096)	89,983
Net cash provided by (used in) operating activities	(5,103,113)	(49,247,239)
Cash Flows from Financing Activities:
Borrowings on credit facility	125,875,726	83,905,078
Payments on credit facility	(100,365,483)	(56,909,614)
Distributions paid in cash	(3,039,874)	(917,853)
Proceeds from issuance of common shares	-	12,500,000
Net cash provided by (used in) financing activities	22,470,369	38,577,611
Net increase (decrease) in cash and cash equivalents	17,367,256	(10,669,628)
Cash and cash equivalents, beginning of period	1,707,402	15,085,369
Cash and cash equivalents, end of period	$19,074,658	$4,415,741

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of June 30, 2022 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.13%	11.00000%	11/23/21	5/24/27	$13,432,500	$13,153,024	$13,736,451	13.7%
MP Consolidation, LLC 2nd Lien Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	03/30/21	03/30/26	5,250,000	5,171,336	4,881,230	4.9%
Ocular Partners HoldCo, LLC (3,4)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	02/07/20	02/07/25	7,345,730	7,280,489	7,373,381	7.4%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	11.75000%	1/8/2021, 12/2/2021 [8]	06/01/27	13,403,750	13,166,652	13,419,543	13.4%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	10.50000%	04/13/22	04/13/27	7,980,000	7,822,787	7,840,000	7.8%
Quest Bidco LLC	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	10.00000%	05/09/22	05/09/27	10,972,500	10,759,416	10,780,000	10.8%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	06/10/21	06/10/26	4,950,000	4,862,169	5,012,462	5.0%
Total Senior Secured Loan Debt Investments							$63,334,480	$62,215,873	$63,043,067	63.0%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/21	N/A	1,000,000	$1,000,000	$726,435	0.7%
Quest Bidco LLC - Class A	Leisure Facilities	N/A	N/A	N/A	05/09/22	N/A	638,245	638,245	638,245	0.6%
Quest Bidco LLC - Loan Notes	Leisure Facilities	N/A	N/A	N/A	05/09/22	N/A	111,755	111,755	111,755	0.1%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	04/13/22	N/A	650,000	650,000	650,000	0.6%
							2,400,000	$2,400,000	$2,126,435	2.0%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	03/30/21	N/A	750,000	$749,688	$934,042	0.9%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	02/07/20	N/A	1,000,000	1,000,000	1,280,820	1.3%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,114,581	2,114,581	4,392,146	4.4%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	06/10/21	N/A	250,000	250,000	294,857	0.3%
Total Equity Investments							4,114,581	$4,114,269	$6,901,865	6.9%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	02/07/20	N/A	266,167	$156,811	$160,976	0.2%
Total Warrants							266,167	$156,811	$160,976	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	06/07/22	07/14/22	$11,500,000	$11,496,364	$11,489,658	11.5%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	5/23/2022, 6/2/2022	07/07/22	25,500,000	25,496,818	25,478,600	25.4%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	06/13/22	07/12/22	21,000,000	20,993,355	20,982,491	21.0%
Total Short-Term Investments							$58,000,000	$57,986,537	$57,950,749	57.9%

Total Non-Controlled/Non-Affiliated Investments								$126,873,490	$130,183,092	130.0%
Liabilities in Excess of Other Assets									(30,031,462)	(30.0)%
Net assets									$100,151,630	100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on June 30, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

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

The commitment period (“Commitment Period”) was scheduled to last for three years from the date of the first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019, subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year, in its discretion. On August 9, 2022, the Board of Directors approved the extension of the Commitment Period by one year, to August 23, 2023. The Company’s first drawdown was due on September 25, 2019. The Company will terminate on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend the Company’s life for a maximum of two consecutive one year periods or (ii) the Adviser’s determination to terminate the Company upon full realization of the Company’s portfolio or if market opportunities are inadequate to support the Company’s ongoing operation.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of June 30, 2022 and December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2022 and December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the three and six months ended June 30, 2022, the Company did not incur further organization costs or offering costs.

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

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of June 30, 2022, was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the six months ended June 30, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the six months ended June 30, 2022

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and six months ended June 30, 2022 and 2021, the Company incurred Management Fees of $219,220, $456,221, $138,304 and $243,447, respectively.

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

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held July 19, 2022.

For the three and six months ended June 30, 2022 and 2021, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the six months ended June 30, 2022 and 2021, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2022 and 2021, the total costs reimbursable to Muzinich were $263 and $1,472,352, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of June 30, 2022, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 55,279.7 shares of the Company, approximately 60.2% of outstanding shares of the Company, and Muzinich & Co., Inc. held 970.9 shares of the Company, approximately 1.1% of outstanding shares of the Company.

5.	Commitments and Contingencies

As of June 30, 2022, the Company had an aggregate of $7,000,000 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of June 30, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitment as of June 30, 2022 is shown in the table below:

	Expiration Date (1)	As of June 30, 2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$7,000,000

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of June 30, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$62,215,873	$63,043,067	$59,091,426	$60,050,297
Equity Investments - Common Stock	2,400,000	2,126,435	1,000,000	1,000,000
Equity Investments - Preferred Stock	4,114,269	6,901,865	4,854,405	6,987,729
Warrants	156,811	160,976	156,811	333,012
Short-Term Investments	57,986,537	57,950,749	51,499,761	51,499,313
Total Investments	$126,873,490	$130,183,092	$116,602,403	$119,870,351

100% of the investments held as of June 30, 2022 and December 31, 2021 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2022 and December 31, 2021 was as follows (the following table does not include short-term investments):

	June 30, 2022	December 31, 2021
Leisure Products	17.8%	17.2%
Packaged Foods & Meats	14.4%	14.4%
Leisure Facilities	11.5%	-
Health Care Technology	8.7%	9.1%
Apparel, Accessories & Luxury Goods	8.4%	0.0%
Health Care Equipment & Supplies	5.8%	6.3%
Diversified Support Services	5.3%	5.5%
Electronic Equipment & Instruments	0.2%	4.6%
Internet Services Infrastructure	-	12.4%
Total	72.1%	69.5%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of June 30, 2022 and December 31, 2021.

Fair Value Hierarchy as of June 30, 2022

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$63,043,067	$63,043,067
Equity Investments - Common Stock	$-	$-	$2,126,435	$2,126,435
Equity Investments - Preferred Stock	-	-	6,901,865	6,901,865
Warrants	-	-	160,976	160,976
Short-Term Investments	-	57,950,749	-	57,950,749
Total	$-	$57,950,749	$72,232,343	$130,183,092

Fair Value Hierarchy as of December 31, 2021

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$60,050,297	$60,050,297
Equity Investments - Common Stock	$-	$-	$1,000,000	$1,000,000
Equity Investments - Preferred Stock	-	-	6,987,729	6,987,729
Warrants	-	-	333,012	333,012
Short-Term Investments	-	51,499,313	-	51,499,313
Total	$-	$51,499,313	$68,371,038	$119,870,351

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2022 and 2021.

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Fair value, beginning of period	$60,050,297	$27,776,948
Purchases of investments	19,757,041	19,810,000
Proceeds from principal pre-payments and sales of investments	(17,075,157)	(618,750)
Realized gain (loss)	-	15,058
Net change in unrealized appreciation/(depreciation)	(131,676)	1,345,627
Net accretion of discount on investments	442,562	124,877
Transfers into (out of) Level 3	-	-
Fair value, end of period	$63,043,067	$48,453,760

Equity Investments - Common Stock	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Fair value, beginning of period	$1,000,000	$-
Purchases of investments	1,400,000	-
Proceeds from pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(273,565)	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$2,126,435	$-

Equity Investments - Preferred Stock	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Fair value, beginning of period	$6,987,729	$1,127,079
Purchases of investments	114,581	3,017,749
Proceeds from pre-payments and sales of investments	(811,401)	(250,000)
Realized gain (loss)	-	7,500
Net change in unrealized appreciation/(depreciation)	654,272	769,236
Net accretion of discount on investments	(43,316)	10,305
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,901,865	$4,681,869

Warrants	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Fair value, beginning of period	$333,012	$235,116
Purchases of investments	-	-
Proceeds from pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	(172,036)	142,946
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$160,976	$378,062

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the six months ended June 30, 2022 and 2021.

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Senior Secured Loan Debt Instruments	$(131,676)	$1,345,627
Equity Investments - Common Stock	$(273,565)	$-
Equity Investments - Preferred Stock	654,272	769,236
Warrants	(172,036)	142,946
Total	$76,995	$2,257,809

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value June 30, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$44,423,067	Discounted cash flow	Discount rate	7.14% - 11.65%	9.87%
Senior Secured Loan Debt Instruments	18,620,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Common Stock	726,435	Market approach	EBITDA multiples	5.56x	N/A
Equity Investments - Common Stock	1,400,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	6,901,865	Market approach	EBITDA multiples	3.78x - 12.28x	6.67x
Warrants	160,976	Option model	Volatility	60.67%	N/A
Total	$72,232,343

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$60,050,297	Discounted cash flow	Discount rate	6.17% - 22.50%	11.92%
Equity Investments - Common Stock	$1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	6,987,729	Market approach	EBITDA multiples	3.67x - 8.93x	6.22x
Warrants	333,012	Option model	Volatility	61.51%	N/A
Total	$68,371,038

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the six months ended June 30, 2022, the Company did not issue any additional shares.

For the six months ended June 30, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078

Distributions

For the six months ended June 30, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404

For the six months ended June 30, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301
May 11, 2021	May 28, 2021	$13.92	$744,551

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage ratio was 300% and 502%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective June 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of June 30, 2022 and December 31, 2021, credit facility activity was as follows:

	June 30, 2022	December 31, 2021
Outstanding balance	$50,003,427	$24,493,184
Average balance during the period when in use	$26,155,545	$29,365,418
Average interest rate during the period when in use	0.62%	0.52%
Interest expenses incurred during the period	$23,033	$66,759
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of June 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021:

	For the six months ended June 30, 2022	For the three months ended June 30, 2022	For the six months ended June 30, 2021	For the three months ended June 30, 2021

Net increase (decrease) in net assets resulting from operations	$4,829,106	$2,678,026	$4,078,082	$2,750,718
Weighted average common shares of common stock outstanding - basic and diluted	91,894.6	91,894.6	51,272.3	54,685.4
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$52.55	$29.14	$79.54	$50.30

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2022 and 2021:

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,070.38	$995.02

Results of Operations:
Net Investment Income (Loss) (1)	52.10	30.86
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	0.45	45.69
Net Increase (Decrease) in Net Assets Resulting from Operations	52.55	76.55

Distributions to Common Stockholders
Distributions from Net Investment Income	(33.08)	(17.16)
Net Decrease in Net Assets Resulting from Distributions	(33.08)	(17.16)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,089.85	$1,054.41

Shares Outstanding, End of Period	91,894.6	58,249.8

Ratio/Supplemental Data
Net assets, end of period	$100,151,630	$61,419,304
Weighted-average shares outstanding (2)	91,894.6	51,272.3
Total Return (3)	4.94%	7.71%
Portfolio turnover (4)	1.20%	1.57%
Ratio of total expenses to average net assets (5)	2.13%	2.67%
Ratio of net investment income (loss) to average net assets (5)	9.73%	6.73%
Asset coverage ratio	300.29%	239.60%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the six months ended June 30, 2022 and 2021, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of June 30, 2022, except as disclosed below.

On July 11, 2022, the Company entered into a senior secured second lien term loan with AGS Automotive Solutions LLC, with a commitment amount of $8,625,000, with an OID of $194,063 (2.25%), which bears an interest rate of 11.25%, and has an equity co-investment in AGS Automotive Solutions Holdings LLC of $1,000,000.

On August 3, 2022, the Company entered into an amendment with respect to its administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), extending the term of the Administration Agreement through August 8, 2023.

Effective on August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0.

On August 9, 2022, the Company declared a distribution of $33.15 per share, or $3,046,307, payable on August 18, 2022.

On August 9, 2022, the Board of Directors approved an extension of the Commitment Period by one year, to August 23, 2023.

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

As of June 30, 2022, the Company has capital commitments from investors in the amount of $154,852,275. As of June 30, 2022 the Company has equity capital in the amount of $94,083,749. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of June 30, 2022, the Company had seven debt investments, eight equity investments and one warrant position in eight portfolio companies with an aggregate fair value of approximately $72.2 million. As of June 30, 2022, our debt investments consisted entirely of senior secured loans. Short-term investments as of June 30, 2022 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $58.0 million.

The Company’s investment activity for the six months ended June 30, 2022 and 2021 is presented below (information presented herein is at cost unless otherwise indicated).

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
New investments:
Gross investment purchases	$21,198,450	$22,774,552
Less: sold investments	(811,401)	(250,000)
Total new investments	$20,387,049	$22,524,552

Principal/par/units amount of investments funded:
Term loan debt investments	$20,000,000	$20,227,500
Equity investments	1,514,581	2,750,000
Warrants	-

Number of new investment commitments	2	3
Average new investment commitment amount	$10,193,525	$7,508,184
Weighted average maturity for new investment commitments	5.4 years	5.0 years
Percentage of new debt investment commitments at floating rates	100%	67%
Percentage of new debt investment commitments at fixed rates	0%	33%
Weighted average spread LIBOR of new floating rate investment commitments	8.37%	9.75%

As of June 30, 2022 and 2021, the Company’s investments consisted of the following:

	June 30, 2022			June 30, 2021
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$62,215,873	$63,043,067	48.43%	$47,014,210	$48,453,760	47.30%
Equity investments - Common Stock	2,400,000	2,126,435	1.63%	-	-	-
Equity investments - Preferred Stock	4,114,269	6,901,865	5.30%	3,785,554	4,681,869	4.57%
Warrants	156,811	160,976	0.12%	156,812	378,062	0.37%
Short-term investments	57,986,537	57,950,749	44.52%	48,924,651	48,924,651	47.76%
Total Investments	$126,873,490	$130,183,092	100.00%	$99,881,227	$102,438,342	100.00%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2022 and 2021:

	For the six months ending June 30, 2022	For the three months ending June 30, 2022	For the six months ending June 30, 2021	For the three months ending June 30, 2021
Total investment income	$5,834,895	$3,527,532	$2,511,342	$1,424,149
Total expenses	1,047,443	474,496	713,627	371,450
Net investment income (loss)	4,787,452	3,053,036	1,797,715	1,052,699
Total net realized gains (losses)	-	-	22,558	-
Total net change in unrealized appreciation/(depreciation)	41,654	(375,010)	2,257,809	1,698,019
Total net realized and unrealized appreciation/(depreciation)	41,654	(375,010)	2,280,367	1,698,019
Net increase (decrease) in net assets resulting from operations	$4,829,106	$2,678,026	$4,078,082	$2,750,718

Investment Income

Investment income for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the six months ending June 30, 2022	For the three months ending June 30, 2022	For the six months ending June 30, 2021	For the three months ending June 30, 2021
Management fees	456,221	$219,220	$243,447	$138,304
Other operating expenses	591,222	255,276	470,180	233,146
Total expenses	$1,047,443	$474,496	$713,627	$371,450

Investment income increased from $713,627 for the six months ended June 30, 2021 to $1,047,443 for the six months ended June 30, 2022, primarily due to an increase in interest income as a result of further investment activity subsequent to the three months ended June 30, 2021.

Expenses

Operating expenses for the three and six months ended June 30, 2022 and 2021 was as follows:

	For the six months ending June 30, 2022	For the three months ending June 30, 2022	For the six months ending June 30, 2021	For the three months ending June 30, 2021
Interest from term loan debt instruments and preferred stock	$5,791,337	$3,489,315	$2,472,739	$1,423,948
Commitment fees	-	-	37,703	-
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	43,558	38,217	900	201
Total investment income	$5,834,895	$3,527,532	$2,511,342	$1,424,149

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

In connection with its use of leverage, the Company intends to borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. Accordingly, the Company has entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”) and has engaged in borrowings under the Loan Agreement for this purpose. Although the Company expects to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

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

During the six months ended June 30, 2022, the Company did not have any further common stock issuances.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three and six months ended June 30, 2022, the Company incurred Management Fees of $219,220 and $456,221, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of June 30, 2022, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(146)	(41)	(105)
Base Interest Rate	-	-	-
+100 Basis Points	582	500	82
+200 Basis Points	1,164	1,000	164
+300 Basis Points	1,746	1,500	246

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2022 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2022, the Company did not have any further common stock issuances.

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

Muzinich BDC, Inc.
Date: August 12, 2022
	By:	/s/ Jeffrey Youle
	Name:	Jeffrey Youle
	Title:	Chief Executive Officer

Date: August 12, 2022	By:	/s/ Paul Fehre
	Name:	Paul Fehre
	Title:	Chief Financial Officer