Form 10-Q
period 2022-09-30
Muzinich BDC, Inc.
filed 2022-11-10
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2022

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

The issuer had 97,322.4 shares of common stock, $0.001 par value per share, outstanding as of November 10, 2022.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2022

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of September 30, 2022	As of December 31, 2021
	(Unaudited)
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $129,727,172 and $116,602,403, respectively)	$131,611,406	119,870,351
Cash and cash equivalents	7,466,929	1,707,402
Receivables:
Interest and other	28,332	838,084
Principal paydowns of investments	-	903,500
Total Assets	$139,106,667	123,319,337

Liabilities:
Credit facility (Note 9)	34,918,707	24,493,184
Management fee payable	224,517	189,364
Professional fees payable	276,013	174,739
Accrued other general and administrative expenses	84,541	99,652
Total Liabilities	$35,503,778	24,956,939

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 97,322.4 shares issued and outstanding as of September 30, 2022; and 500,000 shares authorized, 91,894.6 shares issued and outstanding as of December 31, 2021	97	92
Additional paid-in capital	99,985,231	94,131,604
Total distributable (accumulated) earnings (losses)	3,617,561	4,230,702
Total Net Assets	$103,602,889	98,362,398
Total Liabilities and Net Assets	$139,106,667	123,319,337
Net Asset Value Per Share	$1,064.53	1,070.38

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the nine months ended September 30, 2022	For the three months ended September 30, 2022	For the nine months ended September 30, 2021	For the three months ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$8,306,122	2,471,227	$4,133,486	$1,659,847
Commitment fees	44,622	44,622	111,703	74,000
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	8,350,744	2,515,849	4,245,189	1,733,847
Total Investment Income	8,350,744	2,515,849	4,245,189	1,733,847

Expenses:
Management fees	679,488	223,267	383,151	139,704
Professional fees	556,426	180,742	428,630	161,270
Directors’ fees and expenses	112,500	37,500	112,500	37,500
Other general and administrative expenses	193,523	52,985	228,338	100,518
Total Expenses	1,541,937	494,494	1,152,619	438,992
Net Investment Income (Loss)	6,808,807	2,021,355	3,092,570	1,294,855
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-	22,558	-
Total net realized gains/(losses)	-	-	22,558	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(1,383,714)	(1,425,368)	2,718,513	460,704
Total net change in unrealized appreciation/(depreciation)	(1,383,714)	(1,425,368)	2,718,513	460,704
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(1,383,714)	(1,425,368)	2,741,071	460,704
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,425,093	595,987	$5,833,641	$1,755,559
Basic and diluted net investment income (loss) per common share	$73.84	21.77	$57.67	$22.23
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$58.83	6.42	$108.79	$30.14
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	92,212.7	92,838.6	53,623.7	58,249.8

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the nine months ended September 30, 2022	For the three months ended September 30, 2022	For the nine months ended September 30, 2021	For the three months ended September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$6,808,807	$2,021,355	$3,092,570	$1,294,855
Total net realized gains/(losses)	-	-	22,558	-
Total net change in unrealized appreciation/(depreciation)	(1,383,714)	(1,425,368)	2,718,513	460,704
Net Increase (Decrease) in Net Assets Resulting from Operations	5,425,093	595,987	5,833,641	1,755,559

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(6,086,181)	(3,046,307)	(1,964,020)	(1,046,167)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(6,086,181)	(3,046,307)	(1,964,020)	(1,046,167)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	5,901,579	5,901,579	12,500,000	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	5,901,579	5,901,579	12,500,000	-
Total Increase (Decrease) in Net Assets	5,240,491	3,451,259	16,369,621	709,392
Net Assets, Beginning of Period	98,362,398	100,151,630	45,759,075	61,419,304
Net Assets, End of Period	$103,602,889	$103,602,889	$62,128,696	$62,128,696
Net asset value per share	$1,064.53	$1,064.53	$1,066.59	$1,066.59
Common shares outstanding at the end of the period	97,322.4	97,322.4	58,249.8	58,249.8

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,425,093	$5,833,641
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,383,714	(2,718,513)
Net realized (gains)/losses on investments	-	(22,558)
Net accretion of discount on investments	(774,756)	(369,866)
Purchases and drawdowns of investments	(206,235,624)	(159,781,653)
Sales and maturities of and principal paydowns on investments	193,885,611	122,320,375
Changes in operating assets and liabilities:
Interest and other receivables	809,752	(489,624)
Receivables from sales of investments	903,500	(1,076,625)
Management fees payable	35,153	223,104
Professional fees payable	101,274	139,194
Accrued other general and administrative expenses	(15,111)	44,930
Net cash provided by (used in) operating activities	(4,481,394)	(35,897,595)
Cash Flows from Financing Activities:
Borrowings on credit facility	160,794,433	119,663,726
Payments on credit facility	(150,368,910)	(100,967,484)
Distributions paid in cash	(6,086,181)	(1,964,020)
Proceeds from issuance of common shares	5,901,579	12,500,000
Net cash provided by (used in) financing activities	10,240,921	29,232,222
Net increase (decrease) in cash and cash equivalents	5,759,527	(6,665,373)
Cash and cash equivalents, beginning of period	1,707,402	15,085,369
Cash and cash equivalents, end of period	$7,466,929	$8,419,996

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of September 30, 2022 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month LIBOR USD + 9.87%	1.13%	11.00000%	11/23/2021	11/23/2029	$13,398,750	$13,129,468	$13,699,244	13.2%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	13,998,938	13,694,769	13,709,438	13.2%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	3,750,000	3,697,590	3,417,645	3.3%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	11.75000%	1/8/2021, 12/2/2021 [8]	6/1/2027	13,370,000	13,150,511	13,042,762	12.6%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	10.50000%	4/13/2022	4/13/2028	7,960,000	7,810,009	8,137,153	7.9%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	10.00000%	5/9/2022	5/10/2027	10,945,000	10,743,473	10,635,767	10.3%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,937,500	4,855,488	4,948,312	4.8%
Total Senior Secured Loan Debt Investments							$68,360,188	$67,081,308	$67,590,321	65.3%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,352,739	1.3%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	750,000	$1,000,000	$1,000,000	1.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	321,356	0.3%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	56,269	0.1%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	680,462	0.6%
							3,150,000	$3,400,000	$3,410,826	3.3%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$982,362	0.9%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	180,910	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,121,763	2,125,354	4,040,307	3.9%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	285,031	0.3%
Total Equity Investments							4,121,763	$4,125,042	$5,488,610	5.3%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$157,638	0.1%
Total Warrants							266,167	$156,811	$157,638	0.1%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/14/2022, 9/21/2022	10/11/2022	$36,000,000	$35,978,553	$35,978,553	34.7%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	9/1/2022, 9/14/2022	10/13/2022	19,000,000	18,985,458	18,985,458	18.3%
Total Short-Term Investments							$55,000,000	$54,964,011	$54,964,011	53.0%

Total Non-Controlled/Non-Affiliated Investments								$129,727,172	$131,611,406	127.0%
Liabilities in Excess of Other Assets									(28,008,517)	(27.0)%
Net assets									$103,602,889	100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on September 30, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of September 30, 2022 and December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2022 and December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2022, the Company did not incur further organization costs or offering costs.

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

The Company expects that there will not be readily available market values for most, if not all, of the investments which are or will be in the portfolio, and the Company will value such investments at fair value as determined in good faith by the Adviser, subject to Board oversight, using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing the investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Company considers the pricing indicated by the external event to corroborate or revise the valuation.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Company fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	The valuation process begins with each portfolio company or investment being initially valued by the investment professionals of the Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the Adviser’s Portfolio Committee at the quarterly Portfolio Review;

(3)	The Company also engages an independent valuation firm to conduct independent appraisals of the investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Adviser’s Portfolio Committee reviews each valuation recommendation in accordance with the valuation policy and the “range-of-value” estimate supplied, at least once annually, by the independent valuation firm;

(5)	The Adviser determines the fair value of each investment in the portfolio in good faith, based on the input of the Adviser’s Portfolio Committee, investment professionals, and independent valuation firms, as appropriate;

(6)	The Audit Committee of the Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(7)	The Board of Directors oversees the Company’s valuation process, and in support of this oversight and Adviser provides periodic reports to the Board on valuation matters.

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

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax-basis total distributable earnings as of September 30, 2022, was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the nine months ended September 30, 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the nine months ended September 30, 2022
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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and nine months ended September 30, 2022 and 2021, the Company incurred Management Fees of $223,267, $679,488, $139,704 and $383,151, respectively.

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

For the three and nine months ended September 30, 2022 and 2021, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the nine months ended September 30, 2022 and 2021, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2022 and 2021, the total costs reimbursable to Muzinich were $263 and $1,487,852, respectively, and are disclosed within Organization and offering fees payable, Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of September 30, 2022, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 58,981 shares of the Company, approximately 60.6% of outstanding shares of the Company, and Muzinich & Co., Inc. held 970.9 shares of the Company, approximately 1.0% of outstanding shares of the Company.

5.	Commitments and Contingencies

As of September 30, 2022, the Company had an aggregate of $8,100,000 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of September 30, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitment as of September 30, 2022 is shown in the table below:

	Expiration Date (1)	As of September 30, 2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$8,100,000

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	As of December 31, 2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of September 30, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$67,081,308	$67,590,321	$59,091,426	$60,050,297
Equity Investments - Common Stock	3,400,000	3,410,826	1,000,000	1,000,000
Equity Investments - Preferred Stock	4,125,042	5,488,610	4,854,405	6,987,729
Warrants	156,811	157,638	156,811	333,012
Short-Term Investments	54,964,011	54,964,011	51,499,761	51,499,313
Total Investments	$129,727,172	$131,611,406	$116,602,403	$119,870,351

100% of the investments held as of September 30, 2022 and December 31, 2021 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2022 and December 31, 2021 was as follows (the following table does not include short-term investments):

	September 30, 2022	December 31, 2021
Leisure Products	16.5%	17.2%
Packaged Foods & Meats	14.5%	14.4%
Automotive	14.2%	-
Leisure Facilities	10.7%	-
Apparel, Accessories & Luxury Goods	8.5%	0.0%
Diversified Support Services	5.1%	5.5%
Health Care Equipment & Supplies	4.2%	6.3%
Health Care Technology	0.2%	9.1%
Electronic Equipment & Instruments	0.1%	4.6%
Internet Services Infrastructure	-	12.4%
Total	74.0%	69.5%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of September 30, 2022 and December 31, 2021.

Fair Value Hierarchy as of September 30, 2022

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$67,590,321	$67,590,321
Equity Investments - Common Stock	-	-	3,410,826	3,410,826
Equity Investments - Preferred Stock	-	-	5,488,610	5,488,610
Warrants	-	-	157,638	157,638
Short-Term Investments	-	54,964,011	-	54,964,011
Total	$-	$54,964,011	$76,647,395	$131,611,406

Fair Value Hierarchy as of December 31, 2021

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$60,050,297	$60,050,297
Equity Investments - Common Stock	-	-	1,000,000	1,000,000
Equity Investments - Preferred Stock	-	-	6,987,729	6,987,729
Warrants	-	-	333,012	333,012
Short-Term Investments	-	51,499,313	-	51,499,313
Total	$-	$51,499,313	$68,371,038	$119,870,351

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three and nine months ended September 30, 2022 and 2021.

Senior Secured Loan Debt Instruments	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Fair value, beginning of period	$63,043,067	$60,050,297	$48,453,760	$27,776,948
Purchases of investments	13,709,439	33,466,480	-	19,810,000
Proceeds from principal pre-payments and sales of investments	(8,999,293)	(26,074,450)	(4,776,625)	(5,395,375)
Realized gain (loss)	-	-	-	15,058
Net change in unrealized appreciation/(depreciation)	(318,182)	(449,858)	(66,084)	1,279,543
Net accretion of discount on investments	155,290	597,852	197,166	322,043
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$67,590,321	$67,590,321	$43,808,217	$43,808,217

Equity Investments - Common Stock	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Fair value, beginning of period	$2,126,435	$1,000,000	$-	$-
Purchases of investments	1,000,000	2,400,000	-	-
Proceeds from pre-payments and sales of investments	-	-	-	-
Realized gain (loss)	-	-	-	-
Net change in unrealized appreciation/(depreciation)	284,391	10,826	-	-
Net accretion of discount on investments	-	-	-	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$3,410,826	$3,410,826	$-	$-

Equity Investments - Preferred Stock	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Fair value, beginning of period	$6,901,865	$6,987,729	$4,681,869	$1,127,079
Purchases of investments	10,773	125,354	-	3,017,749
Proceeds from pre-payments and sales of investments	-	(811,401)	-	(250,000)
Realized gain (loss)	-	-	-	7,500
Net change in unrealized appreciation/(depreciation)	(1,424,028)	(769,756)	597,290	1,366,526
Net accretion of discount on investments	-	(43,316)	36,030	46,335
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$5,488,610	$5,488,610	$5,315,189	$5,315,189

Warrants	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Fair value, beginning of period	$160,976	$333,012	$378,062	$235,116
Purchases of investments	-	-	-	-
Proceeds from pre-payments and sales of investments	-	-	-	-
Net change in unrealized appreciation/(depreciation)	(3,338)	(175,374)	(70,404)	72,542
Net accretion of discount on investments	-	-	-	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$157,638	$157,638	$307,658	$307,658

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the three and nine months ended September 30, 2022 and 2021.

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended September 30, 2022	For the nine months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Senior Secured Loan Debt Instruments	$(318,182)	$(449,858)	$(66,084)	$1,279,543
Equity Investments - Common Stock	$284,391	$10,826	$-	$-
Equity Investments - Preferred Stock	(1,424,028)	(769,756)	597,290	1,366,526
Warrants	(3,338)	(175,374)	(70,404)	72,542
Total	$(1,461,157)	$(1,384,162)	$460,802	$2,718,611

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2022 and December 31, 2021. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value September 30, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$53,880,883	Discounted cash flow	Discount rate	6.94%-12.73%	10.17%
Senior Secured Loan Debt Instruments	13,709,438	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Common Stock	2,410,826	Market approach	EBITDA multiples	3.03x-6.55x	4.39x
Equity Investments - Common Stock	180,910	Estimated Contigent Payment	N/A	N/A	N/A
Equity Investments - Common Stock	1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	5,307,700	Market approach	EBITDA multiples	3.70x-5.45x	5.27x
Warrants	157,638	Option model	Volatility	60.78%	N/A
Total	$76,647,395

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$60,050,297	Discounted cash flow	Discount rate	6.17% - 22.50%	11.92%
Equity Investments - Common Stock	$1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	6,987,729	Market approach	EBITDA multiples	3.67x - 8.93x	6.22x
Warrants	333,012	Option model	Volatility	61.51%	N/A
Total	$68,371,038

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2022, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
September 15, 2022	5,428	$5,901,579

For the nine months ended September 30, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078

Distributions

For the nine months ended September 30, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404
August 9, 2022	August 18, 2022	$33.15	$3,046,307

For the nine months ended September 30, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301
May 11, 2021	May 28, 2021	$13.92	$744,551
August 10, 2021	August 18, 2021	$17.96	$1,046,166

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage ratio was 397% and 502%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of September 30, 2022 and December 31, 2021, credit facility activity was as follows:

	September 30, 2022	December 31, 2021
Outstanding balance	$34,918,707	$24,493,184
Average balance during the period when in use	$26,614,027	$29,365,418
Average interest rate during the period when in use	1.04%	0.52%
Interest expenses incurred during the period	$108,071	$66,759
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of September 30, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022	For the three months ended September 30, 2022	For the nine months ended September 30, 2021	For the three months ended September 30, 2021
Net increase (decrease) in net assets resulting from operations	$5,425,093	$595,987	$5,833,641	$1,755,559
Weighted average common shares of common stock outstanding - basic and diluted	92,212.7	92,838.6	53,623.7	58,249.8
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$58.83	$6.42	$108.79	$30.14

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,070.38	$995.02

Results of Operations:
Net Investment Income (Loss) (1)	73.84	57.67
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(13.46)	49.02
Net Increase (Decrease) in Net Assets Resulting from Operations	60.38	106.69

Distributions to Common Stockholders
Distributions from Net Investment Income	(66.23)	(35.12)
Net Decrease in Net Assets Resulting from Distributions	(66.23)	(35.12)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,064.53	$1,066.59

Shares Outstanding, End of Period	97,322.4	58,249.8

Ratio/Supplemental Data
Net assets, end of period	$103,602,889	$62,128,696
Weighted-average shares outstanding (2)	92,212.7	53,623.7
Total Return (3)	5.70%	10.79%
Portfolio turnover (4)	1.16%	1.52%
Ratio of total expenses to average net assets (5)	2.05%	2.76%
Ratio of net investment income (loss) to average net assets (5)	9.07%	7.39%
Asset coverage ratio	396.70%	274.05%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of September 30, 2022, except as disclosed below.

On October 10, 2022, the Company sold $5,600,000 of AGS Automotive Solutions LLC second lien term loan, and invested $910,000 in an add-on equity investment in AGS Automotive Solutions Holdings LLC.

Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day.

On November 8, 2022, the Company declared a distribution of $14.86 per share, or $1,446,211, payable on November 18, 2022.

On November 9, 2022, the Company purchased $12,915,768 of a United States Treasury Bill, maturing January 12, 2023.

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

As of September 30, 2022, the Company has capital commitments from investors in the amount of $160,753,854. As of September 30, 2022 the Company has equity capital in the amount of $99,985,328. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of September 30, 2022, the Company had seven debt investments, nine equity investments and one warrant position in eight portfolio companies with an aggregate fair value of approximately $76.6 million. As of September 30, 2022, our debt investments consisted entirely of senior secured loans. Short-term investments as of September 30, 2022 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $55.0 million.

The Company’s investment activity for the nine months ended September 30, 2022 and 2021 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
New investments:
Gross investment purchases	$35,918,661	$22,774,552
Less: sold investments	(811,401)	(250,000)
Total new investments	$35,107,260	$22,524,552

Principal/par/units amount of investments funded:
Term loan debt investments	$35,125,000	$20,227,500
Equity investments	2,264,581	2,750,000
Warrants	-

Number of new investment commitments	3	3
Average new investment commitment amount	$11,702,420	$7,508,184
Weighted average maturity for new investment commitments	5.3 years	5.0 years
Percentage of new debt investment commitments at floating rates	67%	67%
Percentage of new debt investment commitments at fixed rates	33%	33%
Weighted average spread LIBOR of new floating rate investment commitments	8.37%	9.75%

As of September 30, 2022 and 2021, the Company’s investments consisted of the following:

	September 30, 2022			September 30, 2021
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$67,081,308	$67,590,321	51.36%	$42,434,752	$43,808,217	49.11%
Equity investments - Common Stock	3,400,000	3,410,826	2.59%	3,821,585	5,315,189	5.96%
Equity investments - Preferred Stock	4,125,042	5,488,610	4.17%	-	-	-
Warrants	156,811	157,638	0.12%	156,811	307,658	0.34%
Short-term investments	54,964,011	54,964,011	41.76%	39,779,743	39,779,646	44.59%
Total Investments	$129,727,172	$131,611,406	100.00%	$86,192,891	$89,210,710	100.00%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2022 and 2021:

	For the nine months ending September 30, 2022	For the three months ending September 30, 2022	For the nine months ending September 30, 2021	For the three months ending September 30, 2021
Total investment income	$8,350,744	$2,515,849	$4,245,189	$1,733,847
Total expenses	1,541,937	494,494	1,152,619	438,992
Net investment income (loss)	6,808,807	2,021,355	3,092,570	1,294,855
Total net realized gains (losses)	-	-	22,558	-
Total net change in unrealized appreciation/(depreciation)	(1,383,714)	(1,425,368)	2,718,513	460,704
Total net realized and unrealized appreciation/(depreciation)	(1,383,714)	(1,425,368)	2,741,071	460,704
Net increase (decrease) in net assets resulting from operations	$5,425,093	$595,987	$5,833,641	$1,755,559

Investment Income

Investment income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the nine months ending September 30, 2022	For the three months ending September 30, 2022	For the nine months ending September 30, 2021	For the three months ending September 30, 2021
Interest from term loan debt instruments and preferred stock	$8,196,742	$2,405,405	$4,131,687	$1,658,948
Commitment fees	44,622	44,622	111,703	74,000
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	109,380	65,822	1,799	899
Total investment income	$8,350,744	$2,515,849	$4,245,189	$1,733,847

Investment income increased from $4,245,189 for the nine months ended September 30, 2021 to $8,350,744 for the nine months ended September 30, 2022, primarily due to an increase in interest income as a result of further investment activity subsequent to the nine months ended September 30, 2021.

Expenses

Operating expenses for the three and nine months ended September 30, 2022 and 2021 was as follows:

	For the nine months ending September 30, 2022	For the three months ending September 30, 2022	For the nine months ending September 30, 2021	For the three months ending September 30, 2021
Management fees	679,488	$223,267	$383,151	$139,704
Other operating expenses	862,449	271,227	769,468	299,288
Total expenses	$1,541,937	$494,494	$1,152,619	$438,992

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

During the nine months ended September 30, 2022, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
September 15, 2022	5,428	$5,901,579

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

We expect that there will not be readily available market values for most, if not all, of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, subject to the oversight of our Board of Directors, using a documented valuation policy, described below, and a consistently applied valuation process. The factors that may be taken into account in pricing our investments at fair value include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Company fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment;

(2)	Preliminary valuation conclusions are then documented and discussed with the Adviser’s Portfolio Committee at the quarterly Portfolio Review;

(3)	Our Company also engages an independent valuation firm to conduct independent appraisals of our investments for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of an investment. The independent valuation firm reviews management’s preliminary valuations in light of its own independent assessment and also in light of any market quotations obtained from an independent pricing service, broker, dealer or market maker. Each investment in the entire portfolio will be reviewed by a third-party valuation firm at least annually;

(4)	The Adviser’s Portfolio Committee reviews each valuation recommendation in accordance with the valuation policy and the “range-of-value” estimate supplied, at least once annually, by the independent valuation firm;

(5)	The Adviser determines the fair value of each investment in the portfolio in good faith, based on the input of the Adviser’s Portfolio Committee, investment professionals, and independent valuation firms, as appropriate;

(6)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(7)	Our Board of Directors oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three and nine months ended September 30, 2022, the Company incurred Management Fees of $223,267 and $679,488, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of September 30, 2022, no Incentive Fee has been accrued or is payable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We plan to invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, as the Company’s valuation designee, overseen by the Board in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

On March 5, 2021, the United Kingdom Financial Conduct Authority (the “FCA”) announced that Reference Rate settings will either cease to be provided by any administrator, or no longer be representative immediately after December 31, 2021 for all GBP, EUR, CHF and JPY LIBOR settings and one-week and two-month USD LIBOR settings, and immediately after September 30, 2023 for the remaining USD LIBOR settings, including one-month and three-month USD LIBOR (the “Announcement”). Concurrent with the Announcement, the Federal Reserve Board, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation released a statement that (i) encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021, (ii) indicated that new contracts entered into before December 31, 2021 should either utilize a Reference Rate other than U.S. dollar LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after the discontinuation of U.S. dollar LIBOR and (iii) explained that extending the publication of certain U.S. dollar LIBOR tenors until September 30, 2023 would allow most legacy U.S. dollar LIBOR contracts to mature before Libor begins experiencing disruptions.

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

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(172)	(29)	(143)
Base Interest Rate	-	-	-
+100 Basis Points	687	349	338
+200 Basis Points	1,374	698	676
+300 Basis Points	2,061	1,048	1,013

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2022 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of September 30, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2022, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
September 15, 2022	5,428	$5,901,579

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

Muzinich BDC, Inc.
Date: November 10, 2022
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 10, 2022
	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer