Form 10-K
period 2022-12-31
Muzinich BDC, Inc.
filed 2023-03-31
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

84-2200473

(I.R.S Employer

Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There is no established public market for the issuer’s common stock.

The issuer had 136,639.0 shares of common stock, $0.001 par value per share, outstanding as of March 30, 2023.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche, LLP	New York, New York	34

MUZINICH BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

i

Summary of Risk Factors

Investing in the Company’s common stock involves a high degree of risk. The following is only a summary of the principal risks that may materially affect our business. Please refer to Item 1A for a complete discussion of the risk factors we face.

Risks Relating to Our Business and Structure

●	We have a limited operating history.

●	We are a non-diversified investment company within the meaning of the Investment Company Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Our Adviser and its management have no prior experience managing a BDC.

●	We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

●	We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

●	We will be dependent upon management personnel of Muzinich, and Muzinich’s ability to attract and retain talented personnel, for our future success.

●	Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

●	Our ability to grow depends on our ability to raise additional capital.

●	We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	Our ability to enter into transactions with our affiliates will be restricted

●	We may be subject to risks associated with the discontinuance of LIBOR

●	We may form one or more CLOs, which may subject us to certain structured financing risks.

●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative.

●	Investing in middle-market companies involves a number of significant risks.

●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.

●	The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

●	The lack of liquidity in our investments may adversely affect our business

●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

●	Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.

●	When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	Our debt investments may be risky and we could lose all or part of our investment.

●	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

●	We will have broad discretion over the use of proceeds of the funds we raise from investors and will use proceeds in part to satisfy operating expenses.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

●	Our portfolio companies may be highly leveraged.

●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to the Offering and Ownership of Our Common Stock

●	Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

●	We will incur significant costs as a result of being subject to the Exchange Act.

●	We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

●	Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

●	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.

●	We are exposed to risks associated with changes in interest rates.

●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

●	We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.

●	The current COVID-19 crisis may have a negative impact on us and our Adviser.

PART I.

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We have elected to be treated, and intend to qualify annually thereafter, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We have conducted and expect to conduct private offerings (“Private Offerings”) of our common stock to investors in reliance on exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock were and will be offered and sold during Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering will be made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are being offered solely to investors that are “accredited investors” as defined in Rule 501(a) of Regulation D.

We have entered into, and may enter into additional, separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor has made or will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the Investment Company Act. At the end of the period beginning on the initial closing in respect of a Private Offering, which occurred on August 23, 2019 (the “Initial Closing”) and ending on the third anniversary thereof, which period has been extended by our Board of Directors (“Board” or “Board of Directors”) for one additional year (such period, including such extension, the “Commitment Period”), investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on common stock issuances.

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

The Board of Directors

Our Board of Directors has ultimate authority as to our investments, but it delegates authority to our Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Certificate of Incorporation, (the “Certificate of Incorporation”), the number of directors of the Company will be fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of the Company, of our Adviser or of any its respective affiliates, as defined in the Investment Company Act (the “Independent Directors”). Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes had initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligation vehicles (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC.

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

We have entered into, and may enter into additional, separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor has made or will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company.

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

As a BDC, we will generally invest in illiquid securities including debt and equity investments of middle-market companies. Under procedures adopted by our Board of Directors, market quotations are generally used to assess the value of our investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days, at time of purchase, are valued at amortized cost, which when combined with any accrued interest, approximates market value. With respect to investments for which market quotations are not readily available, the Company fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Securities” for more information on the Company’s valuation policies and procedures.

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

Code of Ethics

The Company and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively. This code of ethics establishes, among other things, procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

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

(1)	at least 50% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

(2)	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (b) the securities of one or more qualified publicly traded partnerships ((1) and (2) collectively, the “Diversification Tests”).

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

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Our use of derivatives may also be limited by the requirements of the Code, for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations. Compliance with these additional registration and regulatory requirements would increase operational expenses. Other potentially adverse regulatory initiatives could also develop.

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

Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period. Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our Certificate of Incorporation. In addition, an investment in our common stock is not freely transferable under the securities laws. Further, purchasers of shares of our common stock prior to any IPO and/or listing will not be permitted to transfer their shares without our prior written consent until a date to be established by us following our IPO and/or listing. If an IPO and/or listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent.

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

In light of our common stock being registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period.

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

We are exposed to risks associated with changes in interest rates.

The recent increases in the general level of interest rates have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to the Adviser. Also, the recent increases in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income.

In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

You should also be aware that an increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in the general level of interest rates would make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in an increase in the amount of incentive fees payable to our Adviser with respect to ordinary income.

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

Item 6. [Reserved]

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

As of December 31, 2022, the Company has capital commitments from investors in the amount of $205,000,000. As of December 31, 2022 the Company has equity capital in the amount of $99,984,622. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of December 31, 2022, the Company had ten debt investments, nine equity investments and one warrant position in nine portfolio companies with an aggregate fair value of approximately $84.1 million. As of December 31, 2022, our debt investments consisted entirely of senior secured loans. Short-term investments as of December 31, 2022 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $61.4 million.

The Company’s investment activity for the years ended December 31, 2022 and 2021 is presented below (information presented herein is at cost unless otherwise indicated).

	For the year ended December 31, 2022	For the year ended December 31, 2021
New investments:
Gross investment purchases	$35,918,661	$37,970,802
Less: sold investments	(811,401)	(1,011,690)
Total new investments	$35,107,260	$36,959,112

Principal/par/units amount of investments funded:
Term loan debt investments	$35,125,000	$33,423,750
Equity investments	2,264,581	4,750,000
Warrants

Number of new investment commitments	3	4
Average new investment commitment amount	$11,702,420	$9,239,778
Weighted average maturity for new investment commitments	5.3 years	6.2 years
Percentage of new debt investment commitments at floating rates	67%	75%
Percentage of new debt investment commitments at fixed rates	33%	25%
Weighted average spread LIBOR of new floating rate investment commitments	8.74%	9.78%

As of December 31, 2022 and 2021, the Company’s investments consisted of the following:

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$75,098,664	$74,859,228	$59,091,426	$60,050,297
Equity Investments - Common Stock	4,310,001	4,518,313	1,000,000	1,000,000
Equity Investments - Preferred Stock	3,125,042	4,463,601	4,854,405	6,987,729
Warrants	156,811	248,788	156,811	333,012
Short-Term Investments	61,429,984	61,429,984	51,499,761	51,499,313
Total Investments	$144,120,502	$145,519,914	$116,602,403	$119,870,351

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Total investment income	$11,061,998	$5,977,893
Total expenses	2,350,250	1,615,673
Net investment income (loss)	8,711,748	4,362,220
Total net realized gains (losses)	(11,612)	24,966
Total net change in unrealized appreciation/(depreciation)	(1,868,536)	2,968,642
Total net realized and unrealized appreciation/(depreciation)	(1,880,148)	2,993,608
Net increase (decrease) in net assets resulting from operations	$6,831,600	$7,355,828

Investment Income

Investment income for the years ended December 31, 2022 and 2021 was as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Interest from term loan debt instruments and preferred stock	$11,017,376	$5,864,391
Commitment fees	44,622	111,703
Interest from cash and cash equivalents	-	-
Interest from short-term investments	-	1,799
Total investment income	$11,061,998	$5,977,893

Investment income increased from $5,977,893 for the year ended December 31, 2021 to $11,061,988 for the year ended December 31, 2022, primarily due to an increase in interest income as a result of further investment activity subsequent to the year ended December 31, 2021.

Expenses

Operating expenses for the years ended December 31, 2022 and 2021 was as follows:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Management fees	$922,475	$571,265
Other operating expenses	1,427,775	1,044,408
Total expenses	$2,350,250	$1,615,673

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

During the year ended December 31, 2022, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

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

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, under the Adviser’s valuation policy and process described below. The factors that may be taken into account in pricing our investments at fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, the Company fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm.

(4)	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. On March 28, 2022, the Company declared a distribution of $13.76 per share, or $1,264,470, payable on April 4, 2022. On May 10, 2022, the Company declared a distribution of $19.32 per share, or $1,775,404, payable on May 17, 2022. On August 9, 2022, the Company declared a distribution of $33.15 per share, or $3,046,307, payable on August 18, 2022. On November 8, 2022, the Company declared a distribution of $14.86 per share, or $1,446,211, payable on November 18, 2022. On December 28, 2022, the Company declared a distribution of $19.01 per share, or $1,850,098, payable on January 6, 2023.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the years ended December 31, 2022 and 2021, the Company incurred Management Fees of $922,475 and $571,265, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of December 31, 2022, no incentive fee has been accrued or is payable.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. We invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, overseen by the Board, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make.

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

Our investments, payment obligations and financing terms may be based on floating rates, such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate, the Prime Rate and other similar types of reference rates. In addition, uncertainty relating to the LIBOR calculation process may adversely affect the value of the LIBOR-indexed, floating-rate debt securities in our portfolio or the cost of our borrowings. National and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices that are deemed to be “reference rates.’’ Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the Financial Conduct Authority no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

At this time, it is not possible to completely identify or predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to reference rates that may be enacted in the U.K. or elsewhere. The elimination of a reference rates or any other changes or reforms to the determination or supervision of reference rates could have an adverse impact on the market for or value of any securities or payments linked to those reference rates and other financial obligations held by the Company or on its overall financial condition or results of operations. In addition, any substitute reference rate and any pricing adjustments imposed by a regulator or by counterparties or otherwise may adversely affect the Company’s performance and/or NAV.

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis points	(177)	(41)	(136)
Base Interest Rate	-	-	-
+100 Basis Points	707	495	212
+200 Basis Points	1,414	990	424
+300 Basis	2,121	1,485	636

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Muzinich BDC, Inc.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Muzinich BDC, Inc. (the “Company”), including the schedules of investments as of December 31, 2022 and 2021, the related statements of operations, cash flows, and changes in net assets for each of the two years in the period then ended, the financial highlights for each of the four years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights for the years ended December 31, 2022, 2021, and 2020, and the period from August 7, 2019 (commencement of operations) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

New York, New York

March 30, 2023

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of December 31, 2022	As of December 31, 2021
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $144,120,502 and $116,602,403, respectively)	$145,519,914	119,870,351
Cash and cash equivalents	8,144,235	1,707,402
Receivables:
Interest and other	63,531	838,084
Principal paydowns of investments	-	903,500
Total Assets	$153,727,680	123,319,337

Liabilities:
Credit facility (Note 9)	49,500,465	24,493,184
Management fee payable	312,512	189,364
Distributions payable	1,850,098	-
Professional fees payable	190,548	174,739
Accrued other general and administrative expenses	160,970	99,652
Total Liabilities	$52,014,593	24,956,939

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 97,322.4 shares issued and outstanding as of December 31, 2022; and 500,000 shares authorized, 91,894.6 shares issued and outstanding as of December 31, 2021	97	92
Additional paid-in capital	99,984,525	94,131,604
Total distributable (accumulated) earnings (losses)	1,728,465	4,230,702
Total Net Assets	$101,713,087	98,362,398
Total Liabilities and Net Assets	$153,727,680	123,319,337
Net Asset Value Per Share	$1,045.12	1,070.38

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the year ended December 31, 2022	For the year ended December 31, 2021
Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$11,017,376	$5,866,190
Commitment fees	44,622	111,703
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	11,061,998	5,977,893
Total Investment Income	11,061,998	5,977,893

Expenses:
Management fees	922,475	571,265
Professional fees	813,096	566,112
Directors’ fees and expenses	158,684	150,000
Other general and administrative expenses	455,995	328,296
Total Expenses	2,350,250	1,615,673
Net Investment Income (Loss)	8,711,748	4,362,220
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	(11,612)	24,966
Total net realized gains/(losses)	(11,612)	24,966
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(1,868,536)	2,968,642
Total net change in unrealized appreciation/(depreciation)	(1,868,536)	2,968,642
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(1,880,148)	2,993,608
Net Increase (Decrease) in Net Assets Resulting from Operations	$6,831,600	$7,355,828
Basic and diluted net investment income (loss) per common share	$93.17	$73.90
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$73.06	$124.61
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	93,500.7	59,029.9

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the year ended December 31, 2022	For the year ended December 31, 2021

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$8,711,748	$4,362,220
Total net realized gains/(losses)	(11,612)	24,966
Total net change in unrealized appreciation/(depreciation)	(1,868,536)	2,968,642
Net Increase (Decrease) in Net Assets Resulting from Operations	6,831,600	7,355,828

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(9,382,490)	(3,252,505)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(9,382,490)	(3,252,505)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	5,901,579	48,500,000
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	5,901,579	48,500,000
Total Increase (Decrease) in Net Assets	3,350,689	52,603,323
Net Assets, Beginning of Period	98,362,398	45,759,075
Net Assets, End of Period	$101,713,087	$98,362,398
Net asset value per share	$1,045.12	$1,070.38
Common shares outstanding at the end of the period	97,322.4	91,894.6

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the year ended December 31, 2022	For the year ended December 31, 2021
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,831,600	$7,355,828
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,868,536	(2,968,642)
Net realized (gains)/losses on investments	11,612	(24,966)
Net accretion of discount on investments	(1,207,890)	(502,710)
Purchases and drawdowns of investments	(282,204,884)	(230,682,978)
Sales and maturities of and principal paydowns on investments	255,883,063	162,947,440
Changes in operating assets and liabilities:
Interest and other receivables	774,553	(28,562)
Principal paydowns of investments	903,500	(903,500)
Management fees payable	123,148	28,816
Organizational fees payable	-	(430,688)
Professional fees payable	15,809	(687,040)
Accrued other general and administrative expenses	61,318	(221,644)
Net cash provided by (used in) operating activities	(16,939,635)	(66,118,646)
Cash Flows from Financing Activities:
Borrowings on credit facility	161,610,211	144,157,528
Payments on credit facility	(136,602,930)	(136,664,344)
Distributions paid in cash	(7,532,392)	(3,252,505)
Proceeds from issuance of common shares	5,901,579	48,500,000
Net cash provided by (used in) financing activities	23,376,468	52,740,679
Net increase (decrease) in cash and cash equivalents	6,436,833	(13,377,967)
Cash and cash equivalents, beginning of period	1,707,402	15,085,369
Cash and cash equivalents, end of period	$8,144,235	$1,707,402

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2022

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	13.41820%	11/23/2021	5/24/2027	$13,365,000	$13,105,865	$13,674,970	13.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,524,642	10,298,774	10,316,981	10.1%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,701,369	3,506,599	3.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	14.42414%	1/8/2021, 12/2/2021[8]	6/1/2027	13,336,250	13,134,284	12,384,462	12.2%
TEAM NexBelt Investor, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.17414%	4/13/2022	4/13/2027	7,940,000	7,797,196	8,134,088	8.0%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	11.82456%	12/19/2022	12/18/2027	7,400,000	7,253,053	7,252,000	7.1%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	12.55320%	5/9/2022	5/9/2027	10,917,500	10,727,475	10,392,520	10.2%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,925,000	4,848,778	4,954,727	4.9%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,328,283	4,231,870	4,242,881	4.2%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	12.17414%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Total Senior Secured Loan Debt Investments							$83,486,675	$75,098,664	$74,859,228	73.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,497,753	1.5%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	1,435	1,910,001	1,910,001	1.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	247,297	0.2%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	43,301	0.0%
TEAM NexBelt Investor, LLC	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	819,961	0.8%
							2,401,435	$4,310,001	$4,518,313	4.4%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,233,095	1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	185,308	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021[8]	N/A	2,083,569	2,125,354	2,722,744	2.7%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	322,454	0.3%
Total Equity Investments							4,083,569	$3,125,042	$4,463,601	4.4%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$248,788	0.2%
Total Warrants							266,167	$156,811	$248,788	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	11/9/2022, 11/23/2022, 12/5/2022, 12/8/2022	1/12/2023	$61,500,000	$61,429,984	$61,429,984	60.4%
Total Short-Term Investments							$61,500,000	$61,429,984	$61,429,984	60.4%

Total Non-Controlled/Non-Affiliated Investments								$144,120,502	$145,519,914	143.0%
Liabilities in Excess of Other Assets									(43,806,827)	(43.0)%
Net assets									$101,713,087	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2021

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month LIBOR USD + 9.87%	1.13%	11.00000%	11/23/2021	11/23/2029	$13,500,000	$13,200,304	$13,196,250	13.4%
Adaptive Spectrum Term Loan B1 (3,4)	Internet Services Infrastructure	1 Month LIBOR USD + 11.50%	1.50%	11.00000%	12/4/2020	6/30/2024	12,437,500	12,144,946	12,206,691	12.4%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	13.00000%	3/30/2021	3/30/2026	5,250,000	5,160,928	5,241,175	5.3%
Ocular Partners HoldCo, LLC (3,4,5)	Health Care Technology	3 Month LIBOR USD + 7.50%	1.00%	8.50000%	2/7/2020	2/7/2025	7,585,000	7,496,241	7,714,946	7.8%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 9.75%	1.25%	11.75000%	1/8/2021, 12/2/2021 [8]	12/31/2025	12,468,750	12,220,576	12,437,500	12.6%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4,5)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,975,000	4,875,630	5,074,500	5.2%
Wireless Telecom Group, Inc. Term Loan B (3,4)	Electronic Equipment & Instruments	3 Month LIBOR USD + 9.25%	1.00%	10.25000%	2/7/2020	2/7/2025	4,104,000	3,992,801	4,179,235	4.2%
Total Senior Secured Loan Debt Investments							$60,320,250	$59,091,426	$60,050,297	61.1%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,000,000	1.0%
							1,000,000	$1,000,000	$1,000,000	1.0%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,026,894	1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	1,000,000	1,259,065	1.3%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,000,000	2,000,000	3,633,984	3.7%
Recreational Products Preferred Stock A1	Leisure Products	N/A	N/A	N/A	1/8/2021	N/A	859,115	854,717	759,375	0.8%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	308,411	0.3%
Total Equity Investments							4,859,115	$4,854,405	$6,987,729	7.1%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$333,012	0.3%
Total Warrants							266,167	$156,811	$333,012	0.3%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/17/2021	1/4/2022	$24,000,000	$23,999,990	$24,000,000	24.4%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	12/7/2021	1/13/2022	27,500,000	27,499,771	27,499,313	28.0%
Total Short-Term Investments							$51,500,000	$51,499,761	$51,499,313	52.4%

Total Non-Controlled/Non-Affiliated Investments								$116,602,403	$119,870,351	121.9%
Liabilities in Excess of Other Assets									(21,507,953)	(21.9)%
Net assets									$98,362,398	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2021. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements

1.	Organization

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. In particular, the global public health crisis which arose from the outbreak of the novel coronavirus disease (known as COVID-19) may affect these estimates, as the rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of December 31, 2022 and December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2022 and December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the years ended December 31, 2022 and 2021, the Company did not incur further organization costs or offering costs.

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

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, under our Adviser’s valuation policy and process described below. The factors that may be taken into account in pricing our investments at fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, the Company fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1) Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2) Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

(3) At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm.

(4) In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5) The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6) Our Board of Directors oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters. Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective upon issuance and can be applied through December 31, 2024. Management is currently evaluating the impact of the optional guidance on the Company’s financial statements and disclosures.

3.	Income Taxes

Taxation as a Regulated Investment Company

The Company has elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

Distributions and Components of Net Assets on a Tax Basis

On March 28, 2022, the Company declared a distribution of $13.76 per share, or $1,264,470, payable on April 4, 2022. On May 10, 2022, the Company declared a distribution of $19.32 per share, or $1,775,404, payable on May 17, 2022. On August 9, 2022, the Company declared a distribution of $33.15 per share, or $3,046,307, payable on August 18, 2022. On November 8, 2022, the Company declared a distribution of $14.86 per share, or $1,446,211, payable on November 18, 2022. On December 28, 2022, the Company declared a distribution of $19.01 per share, or $1,850,098, payable on January 6, 2023.

The tax character of distributions paid during the years ended December 31, 2022 and December 31, 2021 were as follows:

For the year ended December 31, 2022
Distributions paid from:
Ordinary Income	$9,367,946
Long Term Capital Gains (1)	14,544
Total Distributions Paid	$9,382,490

(1)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

For the year ended December 31, 2021
Distributions paid from:
Ordinary Income	$3,252,505
Long Term Capital Gains (1)	-
Total Distributions Paid	$3,252,505

(1)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

As of December 31, 2022 and December 31, 2021, the Company’s components of accumulated earnings (deficit) on a tax basis were as follows:

	Year Ended December 31,
	2022	2021
Unrealized appreciation (depreciation)	$2,047,265	$3,267,948
Undistributed other income	89,411	1,273,790
Undistributed long term gains	-	14,544
Other accumulated gain (loss)	(408,211)	(325,580)
Total	$1,728,465	$4,230,702

As of December 31, 2022 and December 31, 2021, the costs of investments for the Company for tax purposes were $143,472,649 and $116,602,403, respectively.

	Year Ended December 31,
	2022	2021
Tax cost	$143,472,649	$116,602,403
Gross unrealized appreciation on investments	5,001,664	3,367,803
Gross unrealized depreciation on investments	(2,954,399)	(99,855)
Total investments at fair value	$145,519,914	$119,870,351

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2022 and 2021, was primarily due to a reclassification of a non-deductible excise tax to additional paid in capital. For the years ended December 31, 2022 and 2021, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2022
Additional paid-in capital	$(48,653)
Total distributable earnings	$48,653

For the year ended December 31, 2021, the Company reclassified as follows:

For the year ended December 31, 2021
Additional paid-in capital	$(6,310)
Total distributable earnings	$6,310

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the years ended December 31, 2022 and 2021, the Company incurred Management Fees of $922,475 and $571,265, respectively.

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

For the years ended December 31, 2022 and 2021, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the years ended December 31, 2022 and 2021, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2022 and 2021, the total costs reimbursable to Muzinich were $70,000 and $263, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of December 31, 2022, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 58,981 shares of the Company, approximately 60.6% of outstanding shares of the Company, and Muzinich & Co., Inc. held 970.9 shares of the Company, approximately 1.0% of outstanding shares of the Company.

5.	Commitments and Contingencies

As of December 31, 2022, the Company had an aggregate of $8,100,000 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of December 31, 2022, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	12/31/2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$8,100,000

A summary of the composition of the unfunded commitments as of December 31, 2021 is shown in the table below:

	Expiration Date (1)	12/31/2021
Ocular Partners HoldCo, LLC	2/7/2022	$9,250,000
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
Total unfunded commitments		$16,250,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of December 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$75,098,664	$74,859,228	$59,091,426	$60,050,297
Equity Investments - Common Stock	4,310,001	4,518,313	1,000,000	1,000,000
Equity Investments - Preferred Stock	3,125,042	4,463,601	4,854,405	6,987,729
Warrants	156,811	248,788	156,811	333,012
Short-Term Investments	61,429,984	61,429,984	51,499,761	51,499,313
Total Investments	$144,120,502	$145,519,914	$116,602,403	$119,870,351

100% of the investments held as of December 31, 2022 and December 31, 2021 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2022 and December 31, 2021 was as follows (the following table does not include short-term investments):

	December 31, 2022	December 31, 2021
Leisure Products	25.3%	17.2%
Automotive	16.2%	0.0%
Packaged Foods & Meats	14.9%	14.4%
Apparel, Accessories & Luxury Goods	8.8%	12.4%
Diversified Support Services	5.2%	5.5%
Health Care Equipment & Supplies	4.6%	6.3%
Health Care Technology	0.2%	9.1%
Electronic Equipment & Instruments	0.2%	4.6%
Total	75.4%	69.5%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of December 31, 2022 and December 31, 2021.

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$74,859,228	$74,859,228
Equity Investments - Common Stock	-	-	4,518,313	4,518,313
Equity Investments - Preferred Stock	-	-	4,463,601	4,463,601
Warrants	-	-	248,788	248,788
Short-Term Investments	-	61,429,984	-	61,429,984
Total	$-	$61,429,984	$84,089,930	$145,519,914

	Fair Value Hierarchy as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$60,050,297	$60,050,297
Equity Investments - Common Stock	-	-	1,000,000	1,000,000
Equity Investments - Preferred Stock	-	-	6,987,729	6,987,729
Warrants	-	-	333,012	333,012
Short-Term Investments	-	51,499,313	-	51,499,313
Total	$-	$51,499,313	$68,371,038	$119,870,351

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2022 and 2021.

Senior Secured Loan Debt Instruments	For the year ended December 31, 2022	For the year ended December 31, 2021
Fair value, beginning of period	$60,050,297	$27,776,948
Purchases of investments	47,299,720	36,484,563
Proceeds from principal pre-payments and sales of investments	(31,949,013)	(5,480,750)
Realized gain (loss)	(11,612)	15,058
Net change in unrealized appreciation/(depreciation)	(1,197,859)	864,948
Net accretion of discount on investments	667,695	389,530
Transfers into (out of) Level 3	-	-
Fair value, end of period	$74,859,228	$60,050,297

Equity Investments - Common Stock	For the year ended December 31, 2022	For the year ended December 31, 2021
Fair value, beginning of period	$1,000,000	$-
Purchases of investments	3,310,001	1,000,000
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	208,312	-
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,518,313	$1,000,000

Equity Investments - Preferred Stock	For the year ended December 31, 2022	For the year ended December 31, 2021
Fair value, beginning of period	$6,987,729	$1,127,079
Purchases of investments	125,354	4,787,689
Proceeds from principal pre-payments and sales of investments	(1,934,290)	(1,011,689)
Realized gain (loss)	-	9,908
Net change in unrealized appreciation/(depreciation)	(794,765)	2,006,245
Net accretion of discount on investments	79,573	68,497
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,463,601	$6,987,729

Warrants	For the year ended December 31, 2022	For the year ended December 31, 2021
Fair value, beginning of period	$333,012	$235,116
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	(84,224)	97,896
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$248,788	$333,012

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the years ended December 31, 2022 and 2021.

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2022	For the year ended December 31, 2021
Senior Secured Loan Debt Instruments	$(1,197,859)	$864,948
Equity Investments - Common Stock	208,312	-
Equity Investments - Preferred Stock	(794,765)	2,006,245
Warrants	(84,224)	97,896
Total	$1,868,536	$2,969,089

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2022 and December 31, 2021. The tables are not intended to be all inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$74,859,228	Discounted cash flow	Discount rate	7.08% - 14.08%	10.27%
Equity Investments - Common Stock	1,910,001	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Common Stock	2,608,312	Market approach	EBITDA multiples	3.14x - 6.64x	4.44x
Equity Investments - Preferred Stock	185,308	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	4,278,293	Market approach	EBITDA multiples	3.83x - 5.61x	5.33x
Warrants	248,788	Option model	Volatility	60.68%	N/A
Total	$84,089,930

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

2)	Estimate of contractual earnout payments contingent certain operating performance of the underlying company.

	Fair Value December 31, 2021	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$60,050,297	Discounted cash flow	Discount rate	6.17% - 22.50%	11.92%
Equity Investments - Common Stock	1,000,000	Recent Transaction Price*	N/A	N/A	N/A
Equity Investments - Preferred Stock	6,987,729	Market approach	EBITDA multiples	3.67x - 8.93x	6.22x
Warrants	333,012	Option model	Volatility	61.51%	N/A
Total	$68,371,038

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the year ended December 31, 2022, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
September 15, 2022	5,428	$5,901,579

For the year ended December 31, 2021, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
March 10, 2021	7,500	$7,500,000
June 8, 2021	4,210	$4,420,922
June 9, 2021	552	$579,078
November 16, 2021	33,645	$36,000,000

Distributions

For the year ended December 31, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404
August 9, 2022	August 18, 2022	$33.15	$3,046,307
November 8, 2022	November 18, 2022	$14.86	$1,446,211
December 28, 2022	January 6, 2023	$19.01	$1,850,098

For the year ended December 31, 2021, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 23, 2021	March 31, 2021	$3.24	$173,301
May 11, 2021	May 28, 2021	$13.92	$744,551
August 10, 2021	August 18, 2021	$17.96	$1,046,166
November 11, 2021	November 19, 2021	$22.12	$1,288,485

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and 2021, the Company’s asset coverage ratio was 305% and 502%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of December 31, 2022 and December 31, 2021, credit facility activity was as follows:

	December 31, 2022	December 31, 2021
Outstanding balance	$49,500,465	$24,493,184
Average balance during the period when in use	$29,346,179	$29,365,418
Average interest rate during the period when in use	1.75%	0.52%
Interest expenses incurred during the period	$245,903	$66,759
Financing expenses incurred during the period	$-	$-
NM - not meaningful

As of December 31, 2022 and December 31, 2021, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2022, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022 and 2021:

	For the year ended December 31, 2022	For the year ended December 31, 2021
Net increase (decrease) in net assets resulting from operations	$6,831,600	$7,355,828
Weighted average common shares of common stock outstanding - basic and diluted	93,500.7	59,029.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$73.06	$124.61

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2022, 2021, 2020, and 2019:

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019 (1)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,070.38	$995.02	$981.81	$1,000.00

Results of Operations:
Net Investment Income (Loss) (2)	93.17	73.90	19.90	(17.12)
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(18.33)	58.70	8.31	-
Net Increase (Decrease) in Net Assets Resulting from Operations	74.84	132.60	28.21	(17.12)

Distributions to Common Stockholders
Distributions from Net Investment Income	(100.10)	(57.24)	(15.00)	-
Net Decrease in Net Assets Resulting from Distributions	(100.10)	(57.24)	(15.00)	-

Capital Share Transactions
Issuance of Common Stock (3)	-	-	-	(1.07)
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-	-	(1.07)

Net Asset Value, End of Period	$1,045.12	$1,070.38	$995.02	$981.81

Shares Outstanding, End of Period	97,322.4	91,894.6	45,987.9	39,987.9

Ratio/Supplemental Data
Net assets, end of period	$101,713,087	$98,362,398	$45,759,075	$39,260,678
Weighted-average shares outstanding (4)	93,500.7	59,029.9	40,151.8	6,672.9
Total Return (5)	7.13%	13.48%	2.88%	(1.82)%
Portfolio turnover (6)	2.82%	2.91%	0.00%	0.00%
Ratio of total expenses to average net assets (7)	2.34%	2.51%	2.57%	8.54%
Ratio of net investment income (loss) to average net assets (7)	8.66%	6.77%	1.96%	(8.51)%
Asset coverage ratio	305.48%	501.59%	369.17%	N/A

(1)	The information for the period August 7, 2019 through December 31, 2019 was restated to reflect the reverse stock split effective as of September 11, 2020. Please see Note 8.

(2)	The per common share data was derived using weighted average shares outstanding.
(3)	Represents offering costs charged to paid-in capital.
(4)	Calculated for the years ended December 31, 2022, 2021, 2020, and the period ended August 7, 2019 (commencement of operations) through December 31, 2019, respectively.
(5)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(6)	Portfolio turnover is not an annualized amount.
(7)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period ended December 31, 2019, the Company incurred $388,109 of Organizational Expenses, which were deemed to be non-recurring.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2022, except as disclosed below.

Effective January 23, 2023, the Approved Commitment Financing was set at zero.

On February 28, 2023, the Company accepted drawdowns in respect of capital commitments from investors to purchase 39,316.6 shares of common stock at $1,068.25 per share, for aggregate proceeds of $42,000,000.

On March 2, 2023, the Company purchased $43,000,000 in US Treasury Bills with a maturity date of April 11, 2023.

On March 3, 2023, the Company purchased $15,000,000 of Midwest Trading Group Acquisition, LLC first lien term loan, and invested $500,000 in an equity investment in Midwest Trading Group Acquisition, LLC.

Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000.

Effective March 16, 2023, the Company drew on the Loan Agreement in the amount of $38,000,000.

On March 17, 2023, the Company purchased $37,500,000 in US Treasury Bills with a maturity date of April 11, 2023.

Effective March 22, 2023, the Company drew on the Loan Agreement in the amount of $10,000,000.

On March 27, 2023, the Company purchased $8,000,000 of Montbleau Holdings, LLC term loan B, and invested $510,000 in an equity investment in Montbleau Holdings, LLC.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2022 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2022.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Holders of our common stock will vote for the election of directors. Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes had initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Each director will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, removal or disqualification.

Directors

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	67	Independent Director	2023
Eric W. Falkeis	49	Independent Director	2024
Steven J. Paggioli	72	Independent Director	2025
Interested Directors:
Paul Fehre	60	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	2024
Jeffrey Youle	63	Chief Executive Officer and President	2025

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Cheryl Rivkin	53	Secretary

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

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Growth Officer and Co-Founder of Tidal Financial Group, and he has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as President, Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds. Mr. Falkeis also currently serves on the board of Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant.

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

Code of Ethics

The Company and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act, respectively. This code of ethics establishes, among other things, procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

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

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. Prior to October 1, 2022, compensation for each Independent Director was $50,000 per year. Effective October 1, 2022, compensation for each Independent Director increased to $60,000 per year. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of the Board of Directors and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the year ended December 31, 2022.

Name	Fees Earned(1)	Stock Awards(2)	All Other Compensation	Total
Kathleen T. Barr	$52,500	$-	$-	$52,500
Eric W. Falkeis	$52,500	$-	$-	$52,500
Steven J. Paggioli	$52,500	$-	$-	$52,500

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2023, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	235.9	0.17%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	235.9	0.17%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

(2)	Based on a total of 136,639.0 Company’s shares issued and outstanding on March 30, 2023.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 30, 2023. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

Co-Investment Opportunities

We may co-invest on a concurrent basis with certain accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, our Adviser and Muzinich have received an exemptive order (the “Order”) from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser and/or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions of the Order. Our fees payable to third parties relating to, or associated with, making investments and valuing potential investments, including fees and expenses associated with performing due diligence reviews of prospective investments, that are not consummated by us and our affiliates will be allocated between us and the affiliates on an equitable, proportional basis based on the potential size of total investment.

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

The Audit Committee and the independent directors of the board of directors have selected Deloitte & Touche LLP (“Deloitte) to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2022.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Service:	For the year ended December 31, 2022
Audit Fees	$265,000
Audit-Related Fees	-
Tax Fees	21,750
All Other Fees	-
Total Fees:	$286,750

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

Tax Fees: Tax fees consist of fees billed for professional tax services. These services also include assistance regarding federal, state, and local tax compliance.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities (3)
10.1	Investment Advisory Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser (1)
10.2	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator (1)
10.2.1	First Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator (4)
10.3	Custody Agreement between Muzinich BDC, Inc. and U.S. Bank National Association, as the custodian (1)
10.4	Form of Indemnification Agreement (1)
10.5	Amended and Restated Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.6	U.S. Prime Brokerage Agreement between the Company and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Account Agreement)(5)
14.1	Code of Ethics(5)
21.1	List of Subsidiaries – None
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2022.
(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: March 30, 2023	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 30, 2023	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 2023.

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