Form 10-Q
period 2023-03-31
Muzinich BDC, Inc.
filed 2023-05-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State of Incorporation)

84-2200473

(I.R.S. Employer Identification No.)

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

The issuer had 136,639.0 shares of common stock, $0.001 par value per share, outstanding as of May 12, 2023.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2023

i

PART I.

Item 1. Financial Statements

MUZINICH BDC, INC.

Statements of Assets and Liabilities

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $172,228,186 and $144,120,502, respectively)	$173,499,006	145,519,914
Affiliated investments, at fair value (amortized cost of $15,228,132 and $0, respectively)	15,200,000	-
Cash and cash equivalents	5,873,001	8,144,235
Receivables:
Interest and other	43,103	63,531
Principal paydowns of investments	-	-
Total Assets	$194,615,110	153,727,680

Liabilities:
Credit facility (Note 9)	48,013,999	49,500,465
Management fee payable	288,343	312,512
Distributions payable	-	1,850,098
Professional fees payable	242,144	190,548
Accrued other general and administrative expenses	176,937	160,970
Total Liabilities	$48,721,423	52,014,593

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 136,639.0 shares issued and outstanding as of March 31, 2023; and 500,000 shares authorized, 97,322.4 shares issued and outstanding as of December 31, 2022	136	97
Additional paid-in capital	141,984,485	99,984,525
Total distributable (accumulated) earnings (losses)	3,909,066	1,728,465
Total Net Assets	$145,893,687	101,713,087
Total Liabilities and Net Assets	$194,615,110	153,727,680
Net Asset Value Per Share	$1,067.73	1,045.12

The accompanying notes are an integral part of these financial statements.

MUZINICH BDC, INC.

Statements of Operations

	For the three months ended March 31, 2023 (Unaudited)	For the three months ended March 31, 2022 (Unaudited)

Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$2,977,569	$2,307,363
Commitment fees	-	-
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	2,977,569	2,307,363
Investment income from affiliated investments and cash equivalents:
Interest income	154,453	-
Commitment fees	-	-
Total investment income from affiliated investments and cash equivalents:	154,453	-
Total Investment Income	3,132,022	2,307,363

Expenses:
Management fees	285,577	237,001
Professional fees	159,074	233,235
Directors’ fees and expenses	45,000	37,500
Other general and administrative expenses	305,047	65,211
Total Expenses	794,698	572,947
Net Investment Income (Loss)	2,337,324	1,734,416
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-
Affiliated investments	-	-
Total net realized gains/(losses)	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(128,592)	416,664
Affiliated investments	(28,132)	-
Total net change in unrealized appreciation/(depreciation)	(156,724)	416,664
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(156,724)	416,664
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,180,600	$2,151,080
Basic and diluted net investment income (loss) per common share	$21.00	$18.87
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$19.59	$23.41
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	111,301.6	91,894.6

The accompanying notes are an integral part of these financial statements.

MUZINICH BDC, INC.

Statements of Changes in Net Assets

	For the three months ended March 31, 2023 (Unaudited)	For the three months ended March 31, 2022 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,337,324	$1,734,416
Total net realized gains/(losses)	-	-
Total net change in unrealized appreciation/(depreciation)	(156,724)	416,664
Net Increase (Decrease) in Net Assets Resulting from Operations	2,180,600	2,151,080

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-	(1,264,470)
Net Decrease in Net Assets Resulting from Stockholder Distributions	-	(1,264,470)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	42,000,000	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	42,000,000	-
Total Increase (Decrease) in Net Assets	44,180,600	886,610
Net Assets, Beginning of Period	101,713,087	98,362,398
Net Assets, End of Period	$145,893,687	$99,249,008
Net asset value per share	$1,067.73	$1,080.03
Common shares outstanding at the end of the period	136,639.0	91,894.6

The accompanying notes are an integral part of these financial statements.

MUZINICH BDC, INC.

Statements of Cash Flows

	For the three months ended March 31, 2023 (Unaudited)	For the three months ended March 31, 2022 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$2,180,600	$2,151,080
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	156,724	(416,664)
Net realized (gains)/losses on investments	-	-
Net accretion of discount on investments	(1,217,123)	(360,408)
Purchases and drawdowns of investments	(103,749,680)	(57,473,761)
Sales and maturities of and principal paydowns on investments	61,630,988	58,010,887
Changes in operating assets and liabilities:
Interest and other receivables	20,428	679,634
Receivables from sales of investments	-	903,500
Management fees payable	(24,169)	237,001
Professional fees payable	51,596	31,226
Distributions payable	-	1,264,470
Accrued other general and administrative expenses	15,967	(4,865)
Net cash provided by (used in) operating activities	(40,934,669)	5,022,100
Cash Flows from Financing Activities:
Borrowings on credit facility	69,168,450	78,851,192
Payments on credit facility	(70,654,917)	(76,344,377)
Distributions paid in cash	(1,850,098)	(1,264,470)
Proceeds from issuance of common shares	42,000,000	-
Net cash provided by (used in) financing activities	38,663,435	1,242,345
Net increase (decrease) in cash and cash equivalents	(2,271,234)	6,264,445
Cash and cash equivalents, beginning of period	8,144,235	1,707,402
Cash and cash equivalents, end of period	$5,873,001	$7,971,847

The accompanying notes are an integral part of these financial statements.

MUZINICH BDC, INC.

Schedule of Investments

As of March 31, 2023 (Unaudited)

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.06271%	11/23/2021	5/24/2027	$13,331,250	$13,082,008	$13,651,741	9.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,506,357	10,286,548	10,511,409	7.2%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,705,066	3,658,703	2.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	15.94271%	1/8/2021, 12/2/2021 [8]	6/1/2027	13,874,585	13,689,219	12,876,921	8.8%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	12.69271%	4/13/2022	4/13/2027	7,920,000	7,784,202	8,102,976	5.6%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	12.35771%	12/19/2022	12/18/2027	7,400,000	7,260,344	7,582,001	5.2%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.19271%	5/9/2022	5/9/2027	11,190,000	11,011,176	10,812,178	7.4%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	14.60771%	6/10/2021	6/10/2026	4,912,500	4,841,920	4,941,012	3.4%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,309,330	4,220,047	4,311,402	3.0%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	14.94271%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	3/27/2023	3/21/2030	8,000,000	7,840,314	7,840,000	5.3%
Total Senior Secured Loan Debt Investments							$92,194,022	$83,720,844	$84,288,343	57.8%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,274,971	0.9%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	750,685	1,910,001	1,977,733	1.4%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	3/27/2023	N/A	500	510,000	510,000	0.3%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	203,396	0.1%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	35,614	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	857,696	0.5%
							3,151,185	$4,820,001	$4,859,410	3.2%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,248,473	0.9%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	162,696	0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,121,763	2,125,354	1,987,345	1.4%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	294,752	0.2%
Total Equity Investments							4,121,763	$3,125,042	$3,693,266	2.6%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$252,499	0.2%
Total Warrants							266,167	$156,811	$252,499	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	3/2/2023, 3/17/2023	4/11/2023	$80,500,000	$80,405,488	$80,405,488	55.1%
Total Short-Term Investments							$80,500,000	$80,405,488	$80,405,488	55.1%

Total Non-Controlled/Non-Affiliated Investments								$172,228,186	$173,499,006	118.9%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.62000%	3/3/2023	3/5/2029	15,024,167	$14,728,132	$14,700,000	10.1%
Total Senior Secured Loan Debt Investments							$15,024,167	$14,728,132	$14,700,000	10.1%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC	Computer & Electronics Retail	N/A	N/A	N/A	3/3/2023	N/A	500,000	$500,000	$500,000	0.3%
Total Equity Investments							$500,000	$500,000	$500,000	0.3%

Total Affiliated Investments								$15,228,132	$15,200,000	10.4%

Total Investments								$187,456,318	$188,699,006	129.3%

Liabilities in Excess of Other Assets									(42,805,319)	(29.3)%
Net assets									$145,893,687	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on March 31, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.
(9)	As defined in the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns 5% or more of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

MUZINICH BDC, INC.

Schedule of Investments

As of December 31, 2022

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	13.41820%	11/23/2021	5/24/2027	$13,365,000	$13,105,865	$13,674,970	13.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,524,642	10,298,774	10,316,981	10.1%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,701,369	3,506,599	3.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	14.42414%	1/8/2021, 12/2/2021[8]	6/1/2027	13,336,250	13,134,284	12,384,462	12.2%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.17414%	4/13/2022	4/13/2027	7,940,000	7,797,196	8,134,088	8.0%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	11.50000%	12/19/2022	12/18/2027	7,400,000	7,253,053	7,252,000	7.1%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	12.55320%	5/9/2022	5/9/2027	10,917,500	10,727,475	10,392,520	10.2%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,925,000	4,848,778	4,954,727	4.9%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,328,283	4,231,870	4,242,881	4.2%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	12.17414%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Total Senior Secured Loan Debt Investments							$83,486,675	$75,098,664	$74,859,228	73.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,497,753	1.5%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	1,435	1,910,001	1,910,001	1.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	247,297	0.2%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	43,301	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	819,961	0.8%
							2,401,435	$4,310,001	$4,518,313	4.4%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,233,095	1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	185,308	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021[8]	N/A	2,083,569	2,125,354	2,722,744	2.7%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	322,454	0.3%
Total Equity Investments							4,083,569	$3,125,042	$4,463,601	4.4%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$248,788	0.2%
Total Warrants							266,167	$156,811	$248,788	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	11/9/2022, 11/23/2022, 12/5/2022, 12/8/2022	1/12/2023	$61,500,000	$61,429,984	$61,429,984	60.4%
Total Short-Term Investments							$61,500,000	$61,429,984	$61,429,984	60.4%

Total Non-Controlled/Non-Affiliated Investments								$144,120,502	$145,519,914	143.0%
Liabilities in Excess of Other Assets									(43,806,827)	(43.0)%
Net assets									$101,713,087	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization

Muzinich BDC, Inc. (the “Company,” “we,” “our,” or “us”) is a Delaware corporation formed on May 29, 2019. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies on an ongoing basis. Subject to the supervision of our board of directors (the “Board” or the “Board of Directors”), the Adviser manages the day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of March 31, 2023 and December 31, 2022, however macroeconomic, geopolitical and other events, such as COVID-19, may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of March 31, 2023 and December 31, 2022 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs have been recorded as a reduction to paid-in capital. For the three months ended March 31, 2023 and 2022, the Company did not incur further offering costs.

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

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, under our Adviser’s valuation policy and process described below. The factors that may be taken into account in pricing our investments at fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, the Adviser fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1) Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2) Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

(3) At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm;

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

Distributions and Components of Net Assets on a Tax Basis

As of December 31, 2022 the Company’s components of accumulated earnings (deficit) on a tax basis were as follows:

Year Ended December 31, 2022
Unrealized appreciation (depreciation)	$2,047,265
Undistributed other income	89,411
Undistributed long term gains	-
Other accumulated gain (loss)	(408,211)
Total	$1,728,465

As of December 31, 2022 the costs of investments for the Company for tax purposes was $143,472,649.

Year Ended December 31, 2022
Tax cost	$143,472,649
Gross unrealized appreciation on investments	5,001,664
Gross unrealized depreciation on investments	(2,954,399)
Total investments at fair value	$145,519,914

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2022, was primarily due to a reclassification of a non-deductible excise tax to additional paid in capital.

For the three months ended March 31, 2023, the Company did not reclassify any amounts.

For the year ended December 31, 2022, the Company reclassified as follows:

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2023 and 2022, the Company incurred Management Fees of $285,577 and $237,001, respectively.

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

For the three months ended March 31, 2023 and 2022, the Company did not incur Incentive Fees.

Resource Sharing Agreement

The Adviser has entered into a Resource Sharing Agreement (the “Resource Sharing Agreement”) with Muzinich & Co., Inc. (“Muzinich”) an affiliate of the Adviser, pursuant to which Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse consequence on the Company’s operations.

Reimbursement of Certain Expenses

During the three months ended March 31, 2023 and 2022, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2023 and 2022, the total costs reimbursable to Muzinich were $0 and $263, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of March 31, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 86,750.5 shares of the Company, approximately 63.5% of outstanding shares of the Company, and Muzinich & Co., Inc. held 1,484.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the three months ended March 31, 2023, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value March 31, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2023	Interest Income
Midwest Trading Group
Acquisition, LLC Term Loan	15,024,167	$-	$14,724,167	$-	$3,965	$-	$(28,132)	$14,700,000	$150,488
Total						$-	$(28,132)	$14,700,000	$150,488

Equity Investments – Common Stock	Shares March 31, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2023	Dividend Income
Midwest Trading Group
Acquisition, LLC	500,000	$-	$500,000	$-	$-	$-	$-	$500,000	$-
Total						$-	$-	$500,000	$-

5.	Commitments and Contingencies

As of March 31, 2023, the Company had an aggregate of $8,100,000 of an unfunded delayed draw term loan commitment to provide debt financing to its portfolio companies. As of March 31, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of March 31, 2023 is shown in the table below:

	Expiration Date(1)	3/31/2023
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$8,100,000

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date(1)	12/31/2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$8,100,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of March 31, 2023, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$98,448,976	$98,988,343	$75,098,664	$74,859,228
Equity Investments – Common Stock	5,320,001	5,359,410	4,310,001	4,518,313
Equity Investments – Preferred Stock	3,125,042	3,693,266	3,125,042	4,463,601
Warrants	156,811	252,499	156,811	248,788
Short-Term Investments	80,405,488	80,405,488	61,429,984	61,429,984
Total Investments	$187,456,318	$188,699,006	$144,120,502	$145,519,914

100% of the investments held as of March 31, 2023 and December 31, 2022 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2023 and December 31, 2022 was as follows (the following table does not include short-term investments):

	March 31, 2023	December 31, 2022
Automotive	11.5%	16.2%
Packaged Foods & Meats	10.3%	14.9%
Leisure Products	10.2%	25.3%
Computer & Electronics Retail	10.2%	0.0%
Leisure Facilities	7.6%	0.0%
Apparel, Accessories & Luxury Goods	6.1%	8.8%
Commercial Building Products	5.7%	0.0%
Industrial Machinery	5.2%	0.0%
Diversified Support Services	3.6%	5.2%
Health Care Equipment & Supplies	3.4%	4.6%
Electronic Equipment & Instruments	0.2%	0.2%
Health Care Technology	0.1%	0.2%
Total	74.2%	75.4%

7.	Fair Value of Investments

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

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon the Adviser’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

The following tables present the fair value hierarchy as of March 31, 2023 and December 31, 2022.

Fair Value Hierarchy as of March 31, 2023

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$98,988,343	$98,988,343
Equity Investments – Common Stock	-	-	5,359,410	5,359,410
Equity Investments – Preferred Stock	-	-	3,693,266	3,693,266
Warrants	-	-	252,499	252,499
Short-Term Investments	-	80,405,488	-	80,405,488
Total	$-	$80,405,488	$108,293,518	$188,699,006

Fair Value Hierarchy as of December 31, 2022

Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$74,859,228	$74,859,228
Equity Investments – Common Stock	-	-	4,518,313	4,518,313
Equity Investments – Preferred Stock	-	-	4,463,601	4,463,601
Warrants	-	-	248,788	248,788
Short-Term Investments	-	61,429,984	-	61,429,984
Total	$-	$61,429,984	$84,089,930	$145,519,914

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2023 and 2022.

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Fair value, beginning of period	$74,859,228	$60,050,297
Purchases of investments	23,402,502	92,369
Proceeds from principal pre-payments and sales of investments	(130,988)	(6,510,887)
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	778,804	198,763
Net accretion of discount on investments	78,797	228,385
Transfers into (out of) Level 3	-	-
Fair value, end of period	$98,988,343	$54,058,927

Equity Investments – Common Stock	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Fair value, beginning of period	$4,518,313	$1,000,000
Purchases of investments	1,010,000	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(168,903)	(176,907)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$5,359,410	$823,093

Equity Investments – Preferred Stock	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Fair value, beginning of period	$4,463,601	$6,987,729
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(770,335)	493,129
Net accretion of discount on investments	-	15,846
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,693,266	$7,496,704

Warrants	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Fair value, beginning of period	$248,788	$333,012
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	3,711	(94,738)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$252,499	$238,274

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of and for the three months ended March 31, 2023 and 2022.

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Senior Secured Loan Debt Instruments	$1,510,318	$198,763
Equity Investments – Common Stock	(168,903)	(176,907)
Equity Investments – Preferred Stock	(770,335)	493,129
Warrants	3,711	(94,738)
Total	$574,791	$420,247

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2023 and December 31, 2022. The tables are not intended to be all inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value March 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$98,988,343	Discounted cash flow	Discount rate	6.35% – 14.40%	9.54%
Equity Investments – Common Stock	$1,010,000	Recent Transaction Price (1)	N/A	N/A	N/A
Equity Investments – Common Stock	$4,349,410	Market approach	EBITDA multiples	3.22x – 6.75x	5.43x
Equity Investments – Preferred Stock	$162,696	Estimated Contingent Payment (2)	N/A	N/A	N/A
Equity Investments – Preferred Stock	$3,530,569	Market approach	EBITDA multiples	3.77x – 5.57x	5.31x
Warrants	$252,499	Option model	Volatility	59.63%	N/A
Total	$108,293,518

(1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$74,859,228	Discounted cash flow	Discount rate	7.08% – 14.08%	10.27%
Equity Investments – Common Stock	$1,910,001	Recent Transaction Price (1)	N/A	N/A	N/A
Equity Investments – Common Stock	$2,608,312	Market approach	EBITDA multiples	3.14x – 6.64x	4.44x
Equity Investments – Preferred Stock	$185,308	Estimated Contingent Payment (2)	N/A	N/A	N/A
Equity Investments – Preferred Stock	4,278,293	Market approach	EBITDA multiples	3.83x – 5.61x	5.33x
Warrants	248,788	Option model	Volatility	60.68%	N/A
Total	$84,089,930

(1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

(2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price

February 28, 2023	39,316.6	$42,000,000

For the three months ended March 31, 2022, the Company did not issue any additional shares.

Distributions

For the three months ended March 31, 2023, the Company did not declare any distributions.

For the three months ended March 31, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid

March 28, 2022	April 4, 2022	$13.76	$1,264,470

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage ratio was 404% and 305%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of March 31, 2023 and December 31, 2022, credit facility activity was as follows:

	March 31, 2023	December 31, 2022
Outstanding balance	$48,013,999	$49,500,465
Average balance during the period when in use	$45,524,325	$29,346,179
Average interest rate during the period when in use	4.95%	1.75%
Interest expenses incurred during the period	$247,131	$245,903
Financing expenses incurred during the period	$-	$-

As of March 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net increase (decrease) in net assets resulting from operations	$2,180,600	$2,151,080
Weighted average common shares of common stock outstanding – basic and diluted	111,301.6	91,894.6
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$19.59	$23.41

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,045.12	$1,070.38

Results of Operations:
Net Investment Income (Loss) (1)	21.00	18.87
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	1.61	4.54
Net Increase (Decrease) in Net Assets Resulting from Operations	22.61	23.41

Distributions to Common Stockholders
Distributions from Net Investment Income	-	(13.76)
Net Decrease in Net Assets Resulting from Distributions	-	(13.76)

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,067.73	$1,080.03

Shares Outstanding, End of Period	136,639.0	91,894.6

Ratio/Supplemental Data
Net assets, end of period	$145,893,687	$99,249,008
Weighted-average shares outstanding (2)	111,301.6	91,894.6
Total Return (3)	2.16%	2.17%
Portfolio turnover (4)	0.00%	0.00%
Ratio of total expenses to average net assets (5)	2.60%	2.35%
Ratio of net investment income (loss) to average net assets (5)	7.66%	7.12%
Asset coverage ratio	403.86%	467.59%

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Calculated for the three months ended March 31, 2023 and 2022, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2023, except as disclosed below.

Effective April 13, 2023, the Approved Commitment Financing was set at zero.

On May 11, 2023, the Company declared a distribution of $18.11 per share, or $2,474,533, payable on May 19, 2023.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the conflict between Russia and Ukraine;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the conflict between Russia and Ukraine;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”).

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

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2023, the Company has capital commitments from investors in the amount of $205,000,000. As of March 31, 2023 the Company has additional paid in capital in the amount of $141,984,621. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

●

costs of preparing financial statements and maintaining books and records and filing reports or other documents with the Securities and Exchange Commission (“SEC”) (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

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

Portfolio and Investment Activity

As of March 31, 2023, the Company had twelve debt investments, eleven equity investments and one warrant position in ten portfolio companies with an aggregate fair value of approximately $108.3 million. As of March 31, 2023, our debt investments consisted entirely of senior secured loans. Short-term investments as of March 31, 2023 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $80.4 million.

The Company’s investment activity for the three months ended March 31, 2023 and 2022 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
New investments:
Gross investment purchases	$23,550,000	$92,369
Less: sold investments	-	-
Total new investments	$23,550,000	$92,369

Principal/par/units amount of investments funded:
Term loan debt investments	$23,000,000	$-
Equity investments	500,000	-
Warrants	-	-

Number of new investment commitments	2	-
Average new investment commitment amount	$11,750,000	N/A
Weighted average maturity for new investment commitments	6.35	N/A
Percentage of new debt investment commitments at floating rates	100%	N/A
Percentage of new debt investment commitments at fixed rates	0%	N/A
Weighted average spread SOFR of new floating rate investment commitments	7.45%	N/A

As of March 31, 2023 and 2022, the Company’s investments consisted of the following:

	March 31, 2023			March 31, 2022
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$98,448,976	$98,988,343	52.46%	$52,901,293	$54,058,927	45.01%
Equity investments – Common Stock	5,320,001	5,359,410	2.84%	1,000,000	823,093	0.69%
Equity investments – Preferred Stock	3,125,042	3,693,266	1.96%	4,870,251	7,496,704	6.24%
Warrants	156,811	252,499	0.13%	156,811	238,274	0.20%
Short-term investments	80,405,488	80,405,488	42.61%	57,497,331	57,493,300	47.86%
Total Investments	$187,456,318	$188,699,006	100.00%	$116,425,686	$120,110,298	100.00%

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2023 and 2022:

	For the three months ending March 31, 2023	For the three months ending March 31, 2022
Total investment income	$3,132,022	$2,307,363
Total expenses	794,698	572,947
Net investment income (loss)	2,337,324	1,734,416
Total net realized gains (losses)	-	-
Total net change in unrealized appreciation/(depreciation)	(156,724)	416,664
Total net realized and unrealized appreciation/(depreciation)	(156,724)	416,664
Net increase (decrease) in net assets resulting from operations	$2,180,600	$2,151,080

Investment Income

Investment income for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ending March 31, 2023	For the three months ending March 31, 2022
Interest from term loan debt instruments and preferred stock	$3,130,180	$2,302,022
Commitment fees	-	-
Interest from cash and cash equivalents	-	-
Interest from short-term investments	1,842	5,341
Total investment income	$3,132,022	$2,307,363

Investment income increased from $2,307,363 for the three months ended March 31, 2022 to $3,132,022 for the three months ended March 31, 2023, primarily due to an increase in interest income as a result of further investment activity subsequent to the three months ended March 31, 2022.

Expenses

Operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	For the three months ending March 31, 2023	For the three months ending March 31, 2022
Management fees	$285,577	$237,001
Other operating expenses	509,121	335,946
Total expenses	$794,698	$572,947

Capital Resources and Borrowings

We anticipate further cash to be generated from drawdowns in respect of capital committed by investors in Private Offerings, and cash flows from operations. Furthermore, we expect to borrow funds to make additional investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., 150% asset coverage means that for every $100 of net assets, the Company may raise $200 from borrowing and issuing senior securities). On August 14, 2019, the Company’s initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

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

Regulation as a Private Business Development Company

We have filed an election to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy or (ii) more than 50% of the outstanding voting securities of such company.

Any issuance of preferred stock must comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act of 1933, as amended (the “Securities Act”). We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4 under the 1940 Act, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the 1940 Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

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

An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

During the three months ended March 31, 2023, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price

February 28, 2023	39,316.6	$42,000,000

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

With respect to investments for which market quotations are not readily available, the Adviser fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended March 31, 2023, the Company did not declare any distributions.

We have elected to be a BDC under the 1940 Act. We also have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three months ended March 31, 2023 and 2022,the Company incurred Management Fees of $285,577 and $237,001, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of March 31, 2023, no Incentive Fee has been accrued or is payable.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all stockholders in respect of their shares of common stock to the Company. All distributions (or deemed distributions), including investment income (i.e., proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, to stockholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

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

Our investments, payment obligations and financing terms may be based on floating rates, such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate, the Prime Rate and other similar types of reference rates. In March 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. The Board of Governors of the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated with reference to short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available on a synthetic or non-representative basis, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. Moreover, at this time, no consensus exists as to whether any one rate will become a generally accepted alternative to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain general market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us under our debt investments. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions, and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Recently, some debt instruments and securities have included, or have been amended to include, language permitting the replacement of LIBOR with a replacement rate. However, not all instruments have adopted such provisions, nor can there be any assurance that the relevant parties to such instruments will undertake actions necessary to effect a transition. In cases where LIBOR replacement language is absent or insufficient, certain legislative transition mechanisms may apply, causing LIBOR to be replaced with a rate selected by the Board of Governors of the Federal Reserve System. The transition from LIBOR to alternative interest rates could lead to significant short-term and long-term uncertainty and market instability. It remains uncertain how such changes would affect our investments and financial markets generally.

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

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income (in thousands)	Interest Expense (in thousands)	Net Income (in thousands)
-25 Basis Points	$(251)	$(39)	$(212)
Base Interest Rate	-	-	-
+100 Basis Points	1,003	158	845
+200 Basis Points	2,006	316	1,690
+300 Basis Points	3,074	473	2,601

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes during the three months ended March 31, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.

We, the Adviser, and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.

Our cash and our Adviser’s cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Although we and our Adviser assess our and our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us, our Adviser or our portfolio companies, the financial institutions with which we, our Adviser or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we, our Adviser or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us, our Adviser, or our portfolio companies to acquire financing on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price

February 28, 2023	39,316.6	$42,000,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

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

Muzinich BDC, Inc.

Date: May 12, 2023	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 12, 2023	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer