Form 10-Q
period 2023-06-30
Muzinich BDC, Inc.
filed 2023-08-11
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2023

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 149,566.1 shares of common stock, $0.001 par value per share, outstanding as of August 11, 2023.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2023

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $201,881,667 and $144,120,502, respectively)	$201,952,206	145,519,914
Affiliated investments, at fair value (amortized cost of $15,279,738 and $0, respectively)	16,114,876	-
Cash and cash equivalents	8,086,278	8,144,235
Receivables:
Interest and other	52,489	63,531
Principal paydowns of investments	-	-
Total Assets	$226,205,849	153,727,680

Liabilities:
Credit facility (Note 9)	64,767,864	49,500,465
Management fee payable	365,227	312,512
Distributions payable	-	1,850,098
Professional fees payable	209,508	190,548
Accrued other general and administrative expenses	178,625	160,970
Total Liabilities	$65,521,224	52,014,593

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 149,566.1 shares issued and outstanding as of June 30, 2023; and 500,000 shares authorized, 97,322.4 shares issued and outstanding as of December 31, 2022	150	97
Additional paid-in capital	155,984,472	99,984,525
Total distributable (accumulated) earnings (losses)	4,700,003	1,728,465
Total Net Assets	$160,684,625	101,713,087
Total Liabilities and Net Assets	$226,205,849	153,727,680
Net Asset Value Per Share	$1,074.34	1,045.12

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the six months ended June 30, 2023 (Unaudited)	For the three months ended June 30, 2023 (Unaudited)	For the six months ended June 30, 2022 (Unaudited)	For the three months ended June 30, 2022 (Unaudited)

Investment Income
Investment income from non-controlled, non-affiliated investments and cash equivalents:
Interest income	$6,838,949	3,861,380	$5,834,895	$3,527,532
Commitment fees	-	-	-	-
Total investment income from non-controlled, non-affiliated investments and cash equivalents:	6,838,949	3,861,380	5,834,895	3,527,532
Investment income from affiliated investments and cash equivalents:
Interest income	701,549	547,096
Commitment fees	-	-
Total investment income from affiliated investments and cash equivalents:	701,549	547,096	-	-
Total Investment Income	7,540,498	4,408,476	5,834,895	3,527,532

Expenses:
Management fees	650,804	365,227	456,221	219,220
Professional fees	322,593	163,519	375,684	142,449
Directors’ fees and expenses	90,000	45,000	75,000	37,500
Other general and administrative expenses	537,294	232,247	140,538	75,327
Total Expenses	1,600,691	805,993	1,047,443	474,496
Net Investment Income (Loss)	5,939,807	3,602,483	4,787,452	3,053,036
Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled, non-affiliated investments	-	-	-	-
Affiliated investments	-	-	-	-
Total net realized gains/(losses)	-	-	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled, non-affiliated investments	(1,328,875)	(1,200,283)	41,654	(375,010)
Affiliated investments	835,138	863,270	-	-
Total net change in unrealized appreciation/(depreciation)	(493,737)	(337,013)	41,654	(375,010)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(493,737)	(337,013)	41,654	(375,010)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,446,070	$3,265,470	$4,829,106	$2,678,026
Basic and diluted net investment income (loss) per common share	$47.75	$26.23	$52.10	$33.22
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$43.78	$23.77	$52.55	$29.14
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	124,397.4	137,349.3	91,894.6	91,894.6

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the six months ended June 30, 2023 (Unaudited)	For the three months ended June 30, 2023 (Unaudited)	For the six months ended June 30, 2022 (Unaudited)	For the three months ended June 30, 2022 (Unaudited)

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$5,939,807	$3,602,483	$4,787,452	$3,053,036
Total net realized gains/(losses)	-	-	-	-
Total net change in unrealized appreciation/(depreciation)	(493,737)	(337,013)	41,654	(375,010)
Net Increase (Decrease) in Net Assets Resulting from Operations	5,446,070	3,265,470	4,829,106	2,678,026

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,474,532)	(2,474,532)	(3,039,874)	(1,775,404)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(2,474,532)	(2,474,532)	(3,039,874)	(1,775,404)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	56,000,000	14,000,000	-	-
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	56,000,000	14,000,000	-	-
Total Increase (Decrease) in Net Assets	58,971,538	14,790,938	1,789,232	902,622
Net Assets, Beginning of Period	101,713,087	145,893,687	98,362,398	99,249,008
Net Assets, End of Period	$160,684,625	$160,684,625	$100,151,630	$100,151,630
Net asset value per share	$1,074.34	$1,074.34	$1,089.85	$1,089.85
Common shares outstanding at the end of the period	149,566.1	149,566.1	91,894.6	91,894.6

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the six months ended June 30, 2023 (Unaudited)	For the six months ended June 30, 2022 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,446,070	$4,829,106
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	493,737	(41,654)
Net realized (gains)/losses on investments	-	-
Net accretion of discount on investments	(2,465,337)	(553,643)
Purchases and drawdowns of investments	(247,935,043)	(136,603,763)
Sales and maturities of and principal paydowns on investments	177,359,475	126,886,319
Changes in operating assets and liabilities:
Interest and other receivables	11,042	(398,070)
Receivables from sales of investments	-	785,780
Management fees payable	52,715	31,106
Professional fees payable	18,960	(37,198)
Accrued other general and administrative expenses	17,655	(1,096)
Net cash provided by (used in) operating activities	(67,000,726)	(5,103,113)
Cash Flows from Financing Activities:
Borrowings on credit facility	134,037,707	125,875,726
Payments on credit facility	(118,770,308)	(100,365,483)
Distributions paid in cash	(4,324,630)	(3,039,874)
Proceeds from issuance of common shares	56,000,000	-
Net cash provided by (used in) financing activities	66,942,769	22,470,369
Net increase (decrease) in cash and cash equivalents	(57,957)	17,367,256
Cash and cash equivalents, beginning of period	8,144,235	1,707,402
Cash and cash equivalents, end of period	$8,086,278	$19,074,658

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of June 30, 2023 (Unaudited)

					Acquisition	Maturity/ Expiration	Principal /		Fair	Percentage
Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate	Date	Date	Units	Cost (1)	Value (2)	of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.06271%	11/23/2021	5/24/2027	$13,297,500	$13,058,206	$13,069,984	8.1%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,471,870	10,271,693	10,768,050	6.7%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,708,803	3,677,166	2.3%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	15.94271%	1/8/2021, 12/2/2021 [8]	6/1/2027	14,503,467	14,334,885	13,013,186	8.1%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	12.69271%	4/13/2022	4/13/2027	7,900,000	7,771,247	8,022,472	5.0%
NAP Asset Holdings Ltd Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	12.35771%	12/19/2022	12/18/2027	7,400,000	7,267,715	7,410,970	4.6%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.19271%	5/9/2022	5/9/2027	11,162,500	10,994,938	10,551,047	6.6%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.51836%	5/31/2023	5/31/2028	14,962,500	14,666,878	14,700,000	9.1%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.00%	1.25%	14.60771%	6/10/2021	6/10/2026	13,965,000	13,768,088	13,692,753	8.5%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,306,580	4,210,889	4,428,385	2.8%
Sayres and Associates (Vikings35) 2nd Lien Term Loan B (3,4)	Diversified Support Services	1 Month SOFR USD + 9.00%	6.00%	14.94271%	6/12/2023	6/10/2026	5,500,000	5,340,700	5,392,778	3.4%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	3/27/2023	3/27/2028	8,000,000	7,846,021	8,212,111	5.1%
Total Senior Secured Loan Debt Investments							$115,219,417	$113,240,063	$112,938,902	70.3%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,039,363	0.7%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	750,685	1,910,001	1,971,049	1.2%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	300,000	0.2%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	3/27/2023	N/A	500	510,000	1,416,207	0.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	129,746	0.1%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	22,718	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	842,446	0.5%
							3,451,185	$5,120,001	$5,721,529	3.6%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,426,902	0.9%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	162,696	0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,121,763	2,125,354	972,147	0.6%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021, 6/12/2023	N/A	538,348	538,348	582,277	0.4%
Total Equity Investments							4,410,111	$3,413,390	$3,144,022	2.0%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$196,351	0.1%
Total Warrants							266,167	$156,811	$196,351	0.1%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	5/31/2023, 6/6/2023	7/6/2023	$38,000,000	$37,974,093	$37,974,093	23.6%
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	6/7/2023, 6/26/2024, 6/27/2023	7/5/2023	$42,000,000	$41,977,309	$41,977,309	26.1%
Total Short-Term Investments							$80,000,000	$79,951,402	$79,951,402	49.7%
Total Non-Controlled/Non-Affiliated Investments								$201,881,667	$201,952,206	125.7%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.62000%	3/3/2023	3/3/2028	15,062,622	$14,779,738	$15,323,679	9.5%
Total Senior Secured Loan Debt Investments							$15,062,622	$14,779,738	$15,323,679	9.5%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC	Computer & Electronics Retail	N/A	N/A	N/A	3/3/2023	N/A	500,000	$500,000	$791,197	0.5%
Total Equity Investments							$500,000	$500,000	$791,197	0.5%
Total Affiliated Investments								$15,279,738	$16,114,876	10.0%

Total Investments								$217,161,405	$218,067,082	135.7%

Liabilities in Excess of Other Assets									(57,382,457)	(35.7)%
Net assets									$160,684,625	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on June 30, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.
(9)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2022

					Acquisition	Maturity/Expiration	Principal /		Fair	Percentage
Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Date	Date	Units	Cost (1)	Value (2)	of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	13.41820%	11/23/2021	5/24/2027	$13,365,000	$13,105,865	$13,674,970	13.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,524,642	10,298,774	10,316,981	10.1%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,701,369	3,506,599	3.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	14.42414%	1/8/2021, 12/2/2021 [8]	6/1/2027	13,336,250	13,134,284	12,384,462	12.2%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.17414%	4/13/2022	4/13/2027	7,940,000	7,797,196	8,134,088	8.0%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	11.50000%	12/19/2022	12/18/2027	7,400,000	7,253,053	7,252,000	7.1%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	12.55320%	5/9/2022	5/9/2027	10,917,500	10,727,475	10,392,520	10.2%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,925,000	4,848,778	4,954,727	4.9%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,328,283	4,231,870	4,242,881	4.2%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	12.17414%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Total Senior Secured Loan Debt Investments							$83,486,675	$75,098,664	$74,859,228	73.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,497,753	1.5%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	1,435	1,910,001	1,910,001	1.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	247,297	0.2%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	43,301	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	819,961	0.8%
							2,401,435	$4,310,001	$4,518,313	4.4%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	N/A	3/30/2021	N/A	750,000	$749,688	$1,233,095	1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	185,308	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,083,569	2,125,354	2,722,744	2.7%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	N/A	6/10/2021	N/A	250,000	250,000	322,454	0.3%
Total Equity Investments							4,083,569	$3,125,042	$4,463,601	4.4%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$248,788	0.2%
Total Warrants							266,167	$156,811	$248,788	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	N/A	11/9/2022, 11/23/2022, 12/5/2022, 12/8/2022	1/12/2023	$61,500,000	$61,429,984	$61,429,984	60.4%
Total Short-Term Investments							$61,500,000	$61,429,984	$61,429,984	60.4%

Total Non-Controlled/Non-Affiliated Investments								$144,120,502	$145,519,914	143.0%
Liabilities in Excess of Other Assets									(43,806,827)	(43.0)%
Net assets									$101,713,087	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of June 30, 2023 and December 31, 2022, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of June 30, 2023 and December 31, 2022 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs have been recorded as a reduction to paid-in capital. For the three and six months ended June 30, 2023, the Company did not incur further offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

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

Components of net assets, tax cost, and tax status of distributions are determined at year end. As of December 31, 2022 the Company’s components of accumulated earnings (deficit) on a tax basis were as follows:

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

For the six months ended June 30, 2023, the Company did not reclassify any amounts, as any reclassifications are determined at year end.

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and six months ended June 30, 2023 and 2022, the Company incurred Management Fees of $365,227, $650,804, $219,220, and $456,221 respectively.

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

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held July 21, 2023.

For the three and six months ended June 30, 2023 and 2022, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the six months ended June 30, 2023 and 2022, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2023 and 2022, the total costs reimbursable to Muzinich were $0 and $263, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of June 30, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 94,869.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich & Co., Inc. held 1,623.1 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the six months ended June 30, 2023, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value June 30, 2023	Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Value June 30, 2023	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	15,062,622	$-	$14,724,167	$-	$12,443	$708	$586,361	$15,323,679	$150,488
Total						$708	$586,361	$15,323,679	$150,488

Equity Investments - Common Stock	Shares June 30, 2023	Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Value June 30, 2023	Interest Income
Midwest Trading Group Acquisition, LLC	500,000	$-	$500,000	$-	$-	$-	$291,197	$791,197	$-
Total						$-	$291,197	$791,197	$-

5.	Commitments and Contingencies

As of June 30, 2023, the Company had an aggregate of $1,100,000 of an unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of June 30, 2023, there were no capital calls or draw requests made by the portfolio companies to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

A summary of the composition of the unfunded commitments as of June 30, 2023 is shown in the table below:

	Expiration Date (1)	As of June 30, 2023
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$1,100,000

A summary of the composition of the unfunded commitments as of December 31, 2022 is shown in the table below:

	Expiration Date (1)	12/31/2022
Sayres and Associates (Vikings35)	6/10/2023	$7,000,000
AGS Automotive Solutions LLC	7/11/2024	$1,100,000
Total unfunded commitments		$8,100,000

(1)	Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. Borrowers use unfunded commitments for various event-driven purposes. If such events do not occur, the commitment will expire. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

As of June 30, 2023, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$128,019,801	$128,262,581	$75,098,664	$74,859,228
Equity Investments - Common Stock	5,620,001	6,512,726	4,310,001	4,518,313
Equity Investments - Preferred Stock	3,413,390	3,144,022	3,125,042	4,463,601
Warrants	156,811	196,351	156,811	248,788
Short-Term Investments	79,951,402	79,951,402	61,429,984	61,429,984
Total Investments	$217,161,405	$218,067,082	$144,120,502	$145,519,914

100% of the investments held as of June 30, 2023 and December 31, 2022 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2023 and December 31, 2022 was as follows (the following table does not include short-term investments):

	June 30, 2023	December 31, 2022
Diversified Support Services	12.2%	5.2%
Automotive	10.7%	16.2%
Computer & Electronics Retail	10.0%	0.0%
IT Consulting	9.3%	0.0%
Packaged Foods & Meats	8.7%	14.9%
Leisure Products	8.7%	25.3%
Leisure Facilities	6.7%	0.0%
Commercial Building Products	6.0%	0.0%
Apparel, Accessories & Luxury Goods	5.5%	8.8%
Industrial Machinery	4.6%	0.0%
Health Care Equipment & Supplies	3.2%	4.6%
Electronic Equipment & Instruments	0.1%	0.2%
Health Care Technology	0.1%	0.2%
Total	85.8%	75.4%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of June 30, 2023 and December 31, 2022.

	Fair Value Hierarchy as of June 30, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$128,262,581	$128,262,581
Equity Investments - Common Stock	$-	$-	$6,512,726	$6,512,726
Equity Investments - Preferred Stock	-	-	3,144,022	3,144,022
Warrants	-	-	196,351	196,351
Short-Term Investments	-	79,951,402	-	79,951,402
Total	$-	$79,951,402	$138,115,680	$218,067,082

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$74,859,228	$74,859,228
Equity Investments - Common Stock	-	-	4,518,313	4,518,313
Equity Investments - Preferred Stock	-	-	4,463,601	4,463,601
Warrants	-	-	248,788	248,788
Short-Term Investments	-	61,429,984	-	61,429,984
Total	$-	$61,429,984	$84,089,930	$145,519,914

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2023 and 2022.

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Fair value, beginning of period	$74,859,228	$60,050,297
Purchases of investments	53,025,370	19,757,041
Proceeds from principal pre-payments and sales of investments	(359,479)	(17,075,157)
Realized gain (loss)	255,244	-
Net change in unrealized appreciation/(depreciation)	482,213	(131,676)
Net accretion of discount on investments	-	442,562
Transfers into (out of) Level 3	-	-
Fair value, end of period	$128,262,581	$63,043,067

Equity Investments - Common Stock	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Fair value, beginning of period	$4,518,313	$1,000,000
Purchases of investments	1,310,000	1,400,000
Proceeds from pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	684,413	(273,565)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,512,726	$2,126,435

Equity Investments - Preferred Stock	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Fair value, beginning of period	$4,463,601	$6,987,729
Purchases of investments	288,348	114,581
Proceeds from pre-payments and sales of investments	-	(811,401)
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(1,607,927)	654,272
Net accretion of discount on investments	-	(43,316)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,144,022	$6,901,865

Warrants	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Fair value, beginning of period	$248,788	$333,012
Purchases of investments	-	-
Proceeds from pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	(52,437)	(172,036)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$196,351	$160,976

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the six months ended June 30, 2023 and 2022.

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Senior Secured Loan Debt Instruments	$482,213	$(131,676)
Equity Investments - Common Stock	$684,413	$(273,565)
Equity Investments - Preferred Stock	(1,607,927)	654,272
Warrants	(52,437)	(172,036)
Total	$(493,738)	$76,995

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value June 30, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$128,262,813	Discounted cash flow	Discount rate	5.72% - 16.14%	9.67%
Equity Investments - Common Stock	$300,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Common Stock	$6,212,728	Market approach	EBITDA multiples	3.16x - 7.98x	6.24x
Equity Investments - Common Stock	$162,696	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$582,277	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,399,049	Market approach	EBITDA multiples	5.46x - 5.48x	5.48x
Warrants	$196,351	Offering Price	N/A	N/A	N/A
Total	$138,115,914

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$74,859,228	Discounted cash flow	Discount rate	7.08% - 14.08%	10.27%
Equity Investments - Common Stock	$1,910,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Common Stock	$2,608,312	Market approach	EBITDA multiples	3.14x - 6.64x	4.44x
Equity Investments - Common Stock	$185,308	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	4,278,293	Market approach	EBITDA multiples	3.83x - 5.61x	5.33x
Warrants	248,788	Option model	Volatility	60.68%	60.68%
Total	$84,089,930

*	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

8.	Net Assets

Common Stock Issuances

For the six months ended June 30, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price

February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000

For the six months ended June 30, 2022, the Company did not issue any additional shares.

Distributions

For the six months ended June 30, 2023, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid

May 11, 2023	May 19, 2023	$18.11	$2,474,533

For the six months ended June 30, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid

March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 348% and 305%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month LIBOR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000. Effective April 12, 2023, the Approved Commitment Financing was set at $0. Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of June 30, 2023 and December 31, 2022, credit facility activity was as follows:

	June 30, 2023	December 31, 2022
Outstanding balance	$64,767,864	$49,500,465
Average balance during the period when in use	$45,939,647	$29,346,179
Average interest rate during the period when in use	5.19%	1.75%
Interest expenses incurred during the period	$175,600	$245,903
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of June 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the three months ended June 30, 2023	For the six months ended June 30, 2022	For the three months ended June 30, 2022

Net increase (decrease) in net assets resulting from operations	$5,446,070	$3,265,470	$4,829,106	$2,678,026
Weighted average common shares of common stock outstanding - basic and diluted	124,397.4	137,349.3	91,894.6	91,894.6
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$43.78	$23.77	$52.55	$29.14

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the six months ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,045.12	$1,070.38

Results of Operations:
Net Investment Income (Loss) (1)	47.75	52.10
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(0.42)	0.45
Net Increase (Decrease) in Net Assets Resulting from Operations	47.33	52.55

Distributions to Common Stockholders
Distributions from Net Investment Income	(18.11)	(33.08)
Net Decrease in Net Assets Resulting from Distributions	(18.11)	(33.08)

Net Asset Value, End of Period	$1,074.34	$1,089.85

Shares Outstanding, End of Period	149,566.1	91,894.6

Ratio/Supplemental Data
Net assets, end of period	$160,684,625	$100,151,630
Weighted-average shares outstanding (2)	124,397.4	91,894.6
Total Return (3)	4.53%	4.94%
Portfolio turnover (4)	0.21%	1.20%
Ratio of total expenses to average net assets (5)	2.37%	2.13%
Ratio of net investment income (loss) to average net assets (5)	8.80%	9.73%
Asset coverage ratio	348.09%	300.29%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the six months ended June 30, 2023 and 2022, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of June 30, 2023, except as disclosed below.

On August 8, 2023, the Company purchased $1,500,000 of Blue Chip Group, LLC second lien term loan, and invested $500,000 in an equity investment in Blue Chip Group, LLC.

On August 8, 2023, the Company issued a capital call to investors for $21,000,000 for the issuance of shares on August 22, 2023.

On August 8, 2023, the Company declared a distribution of $24.04 per share, or $3,595,568, payable on August 18, 2023.

Effective August 2, 2023, the Approved Commitment Financing was set at $0.

On August 9, 2023, the Company redeemed 266,167 warrants held in Wireless Telecom Group, Inc. for total proceeds of $196,964.

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

As of June 30, 2023, the Company has capital commitments from investors in the amount of $205,000,000. As of June 30, 2023 the Company has additional paid in capital in the amount of $155,984,472. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of June 30, 2023, the Company had 13 debt investments, 12 equity investments and one warrant position in 11 portfolio companies with an aggregate fair value of approximately $138.1 million. As of June 30, 2023, our debt investments consisted entirely of senior secured loans. Short-term investments as of June 30, 2023 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $80.0 million.

The Company’s investment activity for the six months ended June 30, 2023 and 2022 is presented below (information presented herein is at cost unless otherwise indicated).

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
New investments:
Gross investment purchases	$29,506,379	$21,198,450
Less: sold investments	(10,053,487)	(811,401)
Total new investments	$29,277,892	$20,387,049

Principal/par/units amount of investments funded:
Term loan debt investments	$28,689,544	$20,000,000
Equity investments	588,348	1,514,581
Warrants	-	-

Number of new investment commitments	2	2
Average new investment commitment amount	$11,750,000	$10,193,525
Weighted average maturity for new investment commitments	6.35	5.4
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average spread LIBOR of new floating rate investment commitments	7.45%	8.37%

As of June 30, 2023 and 2022, the Company’s investments consisted of the following:

	June 30, 2023			June 30, 2022
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$128,019,801	$128,262,581	58.82%	$62,215,873	$63,043,067	48.43%
Equity investments - Common Stock	5,620,001	6,512,726	2.99%	2,400,000	2,126,435	1.63%
Equity investments - Preferred Stock	3,413,390	3,144,022	1.44%	4,114,269	6,901,865	5.30%
Warrants	156,811	196,351	0.09%	156,811	160,976	0.12%
Short-term investments	79,951,402	79,951,402	36.66%	57,986,537	57,950,749	44.52%
Total Investments	$217,161,405	$218,067,082	100.00%	$126,873,490	$130,183,092	100.00%

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2023 and 2022:

	For the six months ending June 30, 2023	For the three months ending June 30, 2023	For the six months ending June 30, 2022	For the three months ending June 30, 2022
Total investment income	$7,540,498	$4,408,476	$5,834,895	$3,527,532
Total expenses	1,600,691	805,993	1,047,443	474,496
Net investment income (loss)	5,939,807	3,602,483	4,787,452	3,053,036
Total net realized gains (losses)	-	-	-	-
Total net change in unrealized appreciation/(depreciation)	(493,737)	(337,013)	41,654	(375,010)
Total net realized and unrealized appreciation/(depreciation)	(493,737)	(337,013)	41,654	(375,010)
Net increase (decrease) in net assets resulting from operations	$5,446,070	$3,265,470	$4,829,106	$2,678,026

Investment Income

Investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the six months ending June 30, 2023	For the three months ending June 30, 2023	For the six months ending June 30, 2022	For the three months ending June 30, 2022
Interest from term loan debt instruments and preferred stock	$7,538,656	$4,406,634	$5,791,337	$3,489,315
Commitment fees	-	-	-	-
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	1,842	1,842	43,558	38,217
Total investment income	$7,540,498	$4,408,476	$5,834,895	$3,527,532

Investment income increased from $5,834,895 for the six months ended June 30, 2022 to $7,540,498 for the six months ended June 30, 2023, primarily due to an increase in interest income as a result of further investment activity subsequent to the six months ended June 30, 2022.

Expenses

Operating expenses for the three and six months ended June 30, 2023 and 2022 was as follows:

	For the six months ending June 30, 2023	For the three months ending June 30, 2023	For the six months ending June 30, 2022	For the three months ending June 30, 2022
Management fees	$650,804	$365,227	$456,221	$219,220
Other operating expenses	949,887	440,766	591,222	255,276
Total expenses	$1,600,691	$805,993	$1,047,443	$474,496

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

During the six months ended June 30, 2023, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended June 30, 2023, the Company declared a distribution on May 11, 2023 of $18.11 per share, or $2,474,533, payable on May 19, 2023.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the six months ended June 30, 2023 and 2022, the Company incurred Management Fees of $650,804 and $456,221, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of June 30, 2023, no Incentive Fee has been accrued or is payable.

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

Our investments, payment obligations and financing terms may be based on floating rates, such as LIBOR, SOFR, EURIBOR, the Federal Funds Rate, the Prime Rate and other similar types of reference rates. LIBOR, known as the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. The Board of Governors of the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated with reference to short-term repurchase agreements backed by Treasury securities.

The transition from LIBOR and prohibitions and requirements with respect to LIBOR’s continued or new use may adversely affect the value of floating-rate debt securities in our portfolio or issued by us regardless of whether they continue to use some version of LIBOR or utilize some alternative LIBOR. Moreover, at this time, no consensus exists as to whether any one rate will become a generally accepted alternative to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain general market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

We may have renegotiated any contracts with our portfolio companies which referenced LIBOR as a factor in determining the interest rate thereunder or applied fallback provisions that could cause interest rates to shift to a base rate plus a margin. We may need to renegotiate any contracts which continue to reference LIBOR as existing fallback provisions have not yet triggered since LIBOR continues to be published. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions, and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Some debt instruments and securities have included, or have been amended to include, language permitting the replacement of LIBOR with a replacement rate. However, not all instruments have adopted such provisions, nor can there be any assurance that the relevant parties to such instruments will undertake actions necessary to effectively cause a transition. In cases where LIBOR replacement language is absent or insufficient, certain legislative transition mechanisms may apply, causing LIBOR to be replaced with a rate selected by the Board of Governors of the Federal Reserve System. The LIBOR replacement process may result in changes to the applicable interest rate under such contracts that may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in amounts payable to us under our debt investments. The transition from LIBOR to alternative interest rates could lead to significant short-term and long-term uncertainty and market instability. It remains uncertain how such changes would affect our investments and financial markets generally.

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

Interest Rate Risk

Based on our Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure).

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(312)	(65)	(247)
Base Interest Rate	-	-	-
+100 Basis Points	1,248	259	989
+200 Basis Points	2,505	518	1,987
+300 Basis Points	3,833	777	3,056

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Other than as set forth below, there have been no material changes during the six months ended June 30, 2023 to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of such risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the market price of our securities could decline, and you may lose all or part of your investment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.
Date: August 11, 2023
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer
Date: August 11, 2023
	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer