Form 10-Q
period 2023-09-30
Muzinich BDC, Inc.
filed 2023-11-15
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2023

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of November 15, 2023.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2023

i

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of September 30,	As of
Assets:	2023 (Unaudited)	December 31, 2022
Non-controlled/non-affiliated investments, at fair value (amortized cost of $209,218,003 and $144,120,502, respectively)	$208,251,950	145,519,914
Affiliated investments, at fair value (amortized cost of $15,332,447 and $0, respectively)	16,123,685	-
Cash and cash equivalents	4,584,484	8,144,235
Receivables:
Due from Advisor	548,796	-
Interest and other	76,919	63,531
Total Assets	$229,585,834	153,727,680

Liabilities:
Credit facility (Note 9)	47,000,000	49,500,465
Management fee payable	414,949	312,512
Distributions payable	-	1,850,098
Professional fees payable	226,407	190,548
Income taxes and penalties	548,796	-
Accrued other general and administrative expenses	23,023	160,970
Total Liabilities	$48,213,175	52,014,593

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of September 30, 2023; and 500,000 shares authorized, 97,322.4 shares issued and outstanding as of December 31, 2022	169	97
Additional paid-in capital	177,027,029	99,984,525
Total distributable (accumulated) earnings (losses)	4,345,461	1,728,465
Total Net Assets	$181,372,659	101,713,087
Total Liabilities and Net Assets	$229,585,834	153,727,680
Net Asset Value Per Share	$1,072.57	1,045.12

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the nine months ended September 30, 2023 (Unaudited)	For the three months ended September 30, 2023 (Unaudited)	For the nine months ended September 30, 2022 (Unaudited)	For the three months ended September 30, 2022 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$11,589,065	4,750,116	$8,306,122	2,471,227
Commitment fees	-	-	44,622	44,622
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	11,589,065	4,750,116	8,350,744	2,515,849
Investment income from affiliated investments and cash equivalents:
Interest income	1,252,070	550,521	-	-
Commitment fees	-	-	-	-
Total investment income from affiliated investments and cash equivalents:	1,252,070	550,521	-	-
Total Investment Income	12,841,135	5,300,637	8,350,744	2,515,849

Expenses:
Management fees	1,065,753	414,949	679,488	223,267
Professional fees	518,234	195,641	556,426	180,742
Directors’ fees and expenses	135,000	45,000	112,500	37,500
Interest expenses	637,893	215,162	35,611	772
Other general and administrative expenses	180,358	65,795	157,912	52,213
Income taxes and penalties	548,796	548,796	-	-
Expenses reimbursed by the advisor	(548,796)	(548,796)	-	-
Total Expenses	2,537,238	936,547	1,541,937	494,494
Net Investment Income (Loss)	10,303,897	4,364,090	6,808,807	2,021,355
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-	-	-
Affiliated investments	-	-	-	-
Total net realized gains/(losses)	-	-	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,365,464)	(1,036,589)	(1,383,714)	(1,425,368)
Affiliated investments	791,238	(43,900)	-	-
Total net change in unrealized appreciation/(depreciation)	(1,574,226)	(1,080,489)	(1,383,714)	(1,425,368)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(1,574,226)	(1,080,489)	(1,383,714)	(1,425,368)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,729,671	$3,283,601	$5,425,093	595,987
Basic and diluted net investment income (loss) per common share	$75.91	$27.61	$73.84	21.77
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$64.31	$20.77	$58.83	6.42
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	135,741.4	158,059.5	92,212.7	92,838.6

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the nine months ended September 30, 2023 (Unaudited)	For the three months ended September 30, 2023 (Unaudited)	For the nine months ended September 30, 2022 (Unaudited)	For the three months ended September 30, 2022 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$10,303,897	$4,364,090	$6,808,807	$2,021,355
Total net realized gains/(losses)	-	-	-	-
Total net change in unrealized appreciation/(depreciation)	(1,574,226)	(1,080,489)	(1,383,714)	(1,425,368)
Net Increase (Decrease) in Net Assets Resulting from Operations	8,729,671	3,283,601	5,425,093	595,987

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(6,070,099)	(3,595,567)	(6,086,181)	(3,046,307)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(6,070,099)	(3,595,567)	(6,086,181)	(3,046,307)

Increase (Decrease) in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	77,000,000	21,000,000	5,901,579	5,901,579
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	77,000,000	21,000,000	5,901,579	5,901,579
Total Increase (Decrease) in Net Assets	79,659,572	20,688,034	5,240,491	3,451,259
Net Assets, Beginning of Period	101,713,087	160,684,625	98,362,398	100,151,630
Net Assets, End of Period	$181,372,659	$181,372,659	$103,602,889	$103,602,889
Net asset value per share	$1,072.57	$1,072.57	$1,064.53	$1,064.53
Common shares outstanding at the end of the period	169,101.0	169,101.0	97,322.4	97,322.4

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the nine months ended September 30, 2023 (Unaudited)	For the nine months ended September 30, 2022 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,729,671	$5,425,093
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,574,226	1,383,714
Net realized (gains)/losses on investments	-	-
Net accretion of discount on investments	(4,354,622)	(774,756)
Purchases and drawdowns of investments	(394,408,233)	(206,235,624)
Sales and maturities of and principal paydowns on investments	318,332,908	193,885,611
Changes in operating assets and liabilities:
Interest and other receivables	(13,388)	809,752
Receivables from sales of investments	-	903,500
Management fees payable	102,437	35,153
Professional fees payable	35,859	101,274
Income taxes and penalties	548,796	-
Expenses waived	(548,796)	-
Accrued other general and administrative expenses	(137,947)	(15,111)
Net cash provided by (used in) operating activities	(70,139,089)	(4,481,394)
Cash Flows from Financing Activities:
Borrowings on credit facility	181,226,788	160,794,433
Payments on credit facility	(183,727,253)	(150,368,910)
Distributions paid in cash	(7,920,197)	(6,086,181)
Proceeds from issuance of common shares	77,000,000	5,901,579
Net cash provided by (used in) financing activities	66,579,338	10,240,921
Net increase (decrease) in cash and cash equivalents	(3,559,751)	5,759,527
Cash and cash equivalents, beginning of period	8,144,235	1,707,402
Cash and cash equivalents, end of period	$4,584,484	$7,466,929

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of September 30, 2023 (Unaudited)

		Spread				Maturity/				Percentage
Portfolio Company	Industry	Above Index	Floor	Interest Rate	Acquisition Date	Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.06271%	11/23/2021	5/24/2027	13,385,655	$13,156,365	$13,235,681	7.4%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.11165%	8/8/2023	11/23/2029	1,476,251	1,444,118	1,459,712	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,458,985	10,251,545	10,543,724	5.8%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,712,582	3,684,739	2.0%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	15.94271%	1/8/2021, 12/2/2021, 4/4/2022 [8]	6/1/2027	15,180,198	15,028,586	13,437,290	7.4%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	12.69271%	4/13/2022	4/13/2027	7,341,727	7,228,371	7,442,246	4.1%
NAP Asset Holdings Ltd Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	12.35771%	12/19/2022	12/18/2027	7,400,000	7,275,168	7,434,419	4.1%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.19271%	5/9/2022	5/9/2027	11,568,905	11,412,284	10,113,161	5.6%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.51836%	5/31/2023	5/31/2028	14,925,000	14,640,859	14,575,006	8.0%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.00%	1.25%	14.60771%	6/10/2021	6/10/2026	13,930,000	13,767,613	14,174,061	7.8%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,282,227	4,207,058	4,316,921	2.4%
Sayres and Associates (Vikings35) 2nd Lien Term Loan B (3,4)	Diversified Support Services	1 Month SOFR USD + 9.00%	6.00%	15.00000%	6/12/2023	6/10/2026	5,500,000	5,368,300	5,596,363	3.1%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	3/27/2023	3/27/2028	8,000,000	7,851,791	8,178,232	4.5%
Total Senior Secured Loan Debt Investments							$117,198,948	$115,344,640	$114,191,555	63.0%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,636	$1,500,000	$1,285,714	0.8%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	750,685	1,910,001	1,605,885	0.9%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	270,742	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	3/27/2023	N/A	500	510,000	1,638,709	0.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	19,551	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	3,423	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	951,674	0.5%
Total Common Stock							3,451,821	$5,620,001	$5,775,698	3.2%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	3/30/2021	N/A	750,000	$749,688	$1,643,594	0.9%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	9/30/2023	1,000,000	-	199,938	0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	1/8/2021, 12/2/2021 [9]	N/A	2,121,763	2,125,354	1,056,637	0.6%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	6/10/2021, 6/12/2023	N/A	538,348	538,348	544,556	0.3%
Total Preferred Stock							4,410,111	$3,413,390	$3,444,725	1.9%
Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.25000%	9/15/2023, 9/20/2023	10/5/2023	$70,000,000	$69,959,106	$69,959,106	38.6%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.29000%	9/27/2023	11/24/2023	$15,000,000	$14,880,866	$14,880,866	8.2%
Total Short-Term Investments							$85,000,000	$84,839,972	$84,839,972	46.8%

Total Non-Controlled/Non-Affiliated Investments								$209,218,003	$208,251,950	114.9%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.62000%	3/3/2023	3/3/2028	15,102,109	$14,832,447	$15,291,538	8.4%
Total Senior Secured Loan Debt Investments							$15,102,109	$14,832,447	$15,291,538	8.4%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC	Computer & Electronics Retail	N/A	N/A	N/A	3/3/2023	N/A	500,000	$500,000	$832,147	0.5%
Total Equity Investments							$500,000	$500,000	$832,147	0.5%

Total Affiliated Investments								$15,332,447	$16,123,685	8.9%

Total Investments								$224,550,450	$224,375,635	123.8%

Liabilities in Excess of Other Assets									(43,002,976)	(23.7)%
Net assets									$181,372,659	100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on September 30, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinance the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.
(9)	As defined in the 1940 Act, the Company is deemed to be an “affiliated person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2022

		Spread				Maturity/				Percentage
		Above	LIBOR	Interest	Acquisition	Expiration	Principal /		Fair	of Net
Portfolio Company	Industry	Index	Floor	Rate	Date	Date	Units	Cost (1)	Value (2)	Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	13.41820%	11/23/2021	5/24/2027	$13,365,000	$13,105,865	$13,674,970	13.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,524,642	10,298,774	10,316,981	10.1%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,701,369	3,506,599	3.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	14.42414%	1/8/2021, 12/2/2021 [8]	6/1/2027	13,336,250	13,134,284	12,384,462	12.2%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.17414%	4/13/2022	4/13/2027	7,940,000	7,797,196	8,134,088	8.0%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	11.50000%	12/19/2022	12/18/2027	7,400,000	7,253,053	7,252,000	7.1%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	12.55320%	5/9/2022	5/9/2027	10,917,500	10,727,475	10,392,520	10.2%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,925,000	4,848,778	4,954,727	4.9%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,328,283	4,231,870	4,242,881	4.2%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	12.17414%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Total Senior Secured Loan Debt Investments							$83,486,675	$75,098,664	$74,859,228	73.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,497,753	1.5%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	1,435	1,910,001	1,910,001	1.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	247,297	0.2%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	43,301	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	819,961	0.8%
							2,401,435	$4,310,001	$4,518,313	4.4%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	3/30/2021	N/A	750,000	$749,688	$1,233,095	1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	9/30/2023	1,000,000	-	185,308	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	1/8/2021, 12/2/2021 [8]	N/A	2,083,569	2,125,354	2,722,744	2.7%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	6/10/2021	N/A	250,000	250,000	322,454	0.3%
Total Equity Investments							4,083,569	$3,125,042	$4,463,601	4.4%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$248,788	0.2%
Total Warrants							266,167	$156,811	$248,788	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.25000%	11/9/2022, 11/23/2022, 12/5/2022, 12/8/2022	1/12/2023	$61,500,000	$61,429,984	$61,429,984	60.4%
Total Short-Term Investments							$61,500,000	$61,429,984	$61,429,984	60.4%

Total Non-Controlled/Non-Affiliated Investments								$144,120,502	$145,519,914	143.0%
Liabilities in Excess of Other Assets									(43,806,827)	(43.0)%
Net assets									$101,713,087	100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinance the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of September 30, 2023 and December 31, 2022, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of September 30, 2023 and December 31, 2022 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs have been recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2023, the Company did not incur further offering costs.

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

With respect to investments for which market quotations are not readily available, the Adviser fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm;

(4)	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters. Fair value, as defined under Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

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

In order for the Company not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any net ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

For the tax year ended December 31, 2022, the Company was unable to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from “qualifying income.” Consequently, subsequent to the quarter ended September 30, 2023, the Company paid a tax liability due on the income generated from the Company’s ownership percentage in the assets from which the nonqualifying income was derived during the tax year ended December 31, 2022, in the amount of $548,796, which included $21,839, in penalties (the “Section 851(i) Tax Liability”). Going forward, the Company plans to establish wholly-owned subsidiaries to hold equity or equity-like investments in partnerships to mitigate the risk of any further failures of the gross income test. The intent is to organize these during the fiscal year ending December 31, 2023. The Company will consolidate such subsidiaries for accounting purposes but the subsidiaries would not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result. The Adviser has agreed to reimburse the Company in full for payment of the Section 851(i) Tax Liability.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. The Company does not consider the Section 851(i) Tax Liability due on the income generated from the Company’s ownership percentage in assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 to be an uncertain tax position. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s federal tax years 2020, 2021, and 2022 remain subject to examination by the Internal Revenue Service and the State of Delaware.

Distributions and Components of Net Assets on a Tax Basis

On May 11, 2023, the Company declared a distribution of $18.11 per share, or $2,474,532, payable on May 19, 2023. On August 8, 2023, the Company declared a distribution of $24.04 per share, or $3,595,567, payable on August 18, 2023.

Components of net assets, tax cost, and tax status of distributions are determined at year end. As of December 31, 2022 the Company’s components of (distributable (accumulated) earnings (losses))on a tax basis were as follows:

Year Ended December 31, 2022
Unrealized appreciation (depreciation)	$2,047,265
Undistributed other income	89,411
Undistributed long term gains	-
Other accumulated gain (loss)	(408,211)
Total	$1,728,465

As of December 31, 2022 the cost of investments for the Company for tax purposes was $143,472,649.

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

For the nine months ended September 30, 2023, the Company did not reclassify any amounts, as any reclassifications are determined at year end.

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

Management Fees

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and nine months ended September 30, 2023 and 2022, the Company incurred Management Fees of $414,949, $1,065,753, $223,267, and $679,488, respectively.

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

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held on July 21, 2023.

For the three and nine months ended September 30, 2023 and 2022, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the nine months ended September 30, 2023 and 2022, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2023 and 2022, the total costs reimbursable to Muzinich were $0 and $263, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of September 30, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich & Co., Inc. held 1,832.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the nine months ended September 30, 2023, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value September 30, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value September 30, 2023	Dividend Income
Midwest Trading Group Acquisition, LLC Term Loan	15,102,109	$-	$14,724,167	$-	$12,547	$-	$554,150	$15,291,538	$550,521
Total						$-	$554,150	$15,291,538	$550,521

Equity Investments - Common Stock	Shares September 30, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value September 30, 2023	Dividend Income
Midwest Trading Group Acquisition, LLC	500,000	$-	$500,000	$-	$-	$-	$332,147	$832,147	$-
Total						$-	$332,147	$832,147	$-

5.	Commitments and Contingencies

As of September 30, 2023, the Company had an aggregate of $0 of unfunded delayed draw term loan commitments to provide debt financing to its portfolio companies. As of September 30, 2023, there were no capital calls or draw requests made by Sayres and Associates and AGS Automotive Solutions LLC to fund these commitments. Such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Statement of Assets and Liabilities and are not reflected in the Company’s Statement of Assets and Liabilities.

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

As of September 30, 2023, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$130,177,087	$129,483,093	$75,098,664	$74,859,228
Equity Investments - Common Stock	6,120,001	6,607,845	4,310,001	4,518,313
Equity Investments - Preferred Stock	3,413,390	3,444,725	3,125,042	4,463,601
Warrants	-	-	156,811	248,788
Short-Term Investments	84,839,972	84,839,972	61,429,984	61,429,984
Total Investments	$224,550,450	$224,375,635	$144,120,502	$145,519,914

100% of the investments held as of September 30, 2023 and December 31, 2022 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2023 and December 31, 2022 was as follows (the following table does not include short-term investments):

	September 30, 2023	December 31, 2022
Diversified Support Services	11.2%	5.2%
Automotive	9.1%	16.2%
Computer & Electronics Retail	8.9%	0.0%
Packaged Foods & Meats	8.8%	14.9%
IT Consulting	8.2%	0.0%
Leisure Products	8.0%	25.3%
Leisure Facilities	5.6%	0.0%
Commercial Building Products	5.4%	0.0%
Apparel, Accessories & Luxury Goods	4.6%	8.8%
Industrial Machinery	4.1%	0.0%
Health Care Equipment & Supplies	2.9%	4.6%
Health Care Technology	0.1%	0.2%
Electronic Equipment & Instruments	0.0%	0.2%
Total	76.9%	75.4%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	Fair Value Hierarchy as of September 30, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$129,483,093	$129,483,093
Equity Investments - Common Stock	-	-	6,607,845	6,607,845
Equity Investments - Preferred Stock	-	-	3,444,725	3,444,725
Short-Term Investments	-	84,839,972	-	84,839,972
Total	$-	$84,839,972	$139,535,663	$224,375,635

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$74,859,228	$74,859,228
Equity Investments - Common Stock	-	-	4,518,313	4,518,313
Equity Investments - Preferred Stock	-	-	4,463,601	4,463,601
Warrants	-	-	248,788	248,788
Short-Term Investments	-	61,429,984	-	61,429,984
Total	$-	$61,429,984	$84,089,930	$145,519,914

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three and nine months ended September 30, 2023 and 2022.

Senior Secured Loan Debt Instruments	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Fair value, beginning of period	$74,859,228	$128,262,581	$60,050,297	$63,043,067
Purchases of investments	60,699,901	2,762,030	33,466,480	13,709,439
Proceeds from principal pre-payments and sales of investments	(6,048,736)	(776,761)	(26,074,450)	(8,999,293)
Realized gain (loss)	-		-	-
Net change in unrealized appreciation/(depreciation)	(454,557)	(936,770)	(449,858)	(318,182)
Net accretion of discount on investments	172,014	172,014	597,852	155,290
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$129,483,094	$129,483,094	$67,590,321	$67,590,321

Equity Investments - Common Stock	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Fair value, beginning of period	$4,518,313	$6,512,726	$1,000,000	$2,126,435
Purchases of investments	1,810,000	500,000	2,400,000	1,000,000
Proceeds from pre-payments and sales of investments	-	-	-	-
Realized gain (loss)	-	-	-	-
Net change in unrealized appreciation/(depreciation)	279,532	(404,881)	10,826	284,391
Net accretion of discount on investments	-	-	-	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$6,607,845	$6,607,845	$3,410,826	$3,410,826

Equity Investments - Preferred Stock	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Fair value, beginning of period	$4,463,601	$3,144,022	$6,987,729	$6,901,865
Purchases of investments	288,348	-	125,354	10,773
Proceeds from pre-payments and sales of investments	-	-	(811,401)	-
Realized gain (loss)	-	-	-	-
Net change in unrealized appreciation/(depreciation)	(1,307,224)	300,703	(769,756)	(1,424,028)
Net accretion of discount on investments	-	-	(43,316)	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$3,444,725	$3,444,725	$5,488,610	$5,488,610

Warrants	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Fair value, beginning of period	$248,788	$196,351	$333,012	$160,976
Purchases of investments	-	-	-	-
Proceeds from pre-payments and sales of investments	(196,964)	(196,964)	-	-
Net change in unrealized appreciation/(depreciation)	(91,977)	(39,540)	(175,374)	(3,338)
Net accretion of discount on investments	40,153	40,153	-	-
Transfers into (out of) Level 3	-	-	-	-
Fair value, end of period	$-	$-	$157,638	$157,638

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the three and nine months ended September 30, 2023 and 2022.

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Senior Secured Loan Debt Instruments	$(454,557)	$(936,770)	$(449,858)	$(318,182)
Equity Investments - Common Stock	$279,532	$(404,881)	$10,826	$284,391
Equity Investments - Preferred Stock	(1,307,224)	300,703	(769,756)	(1,424,028)
Warrants	(91,977)	(39,540)	(175,374)	(3,338)
Total	$(1,574,226)	$(1,080,488)	$(1,384,162)	$(1,461,157)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2023 and December 31, 2022. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value September 30, 2023	Valuation Technique	Unobservable Inputs as of September 30, 2023	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$129,483,094	Discounted cash flow	Discount rate	6.71% - 16.36%	9.85%
Equity Investments - Common Stock	$6,607,845	Market approach	EBITDA multiples	3.28x - 7.60x	6.02	x
Equity Investments - Common Stock	$199,938	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$3,244,787	Market approach	EBITDA multiples	4.94x - 5.59x	5.46	x
Total	$139,535,664

2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

	Fair Value December 31, 2022	Valuation Technique	Unobservable Inputs as of December 31, 2022	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$53,880,883	Discounted cash flow	Discount rate	6.94% - 12.73%	10.17%
Senior Secured Loan Debt Instruments	$13,709,438	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Common Stock	$2,410,826	Market approach	EBITDA multiples	3.03x - 6.55x	4.39	x
Equity Investments - Common Stock	$180,910	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Common Stock	$1,000,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	5,307,700	Market approach	EBITDA multiples	3.70x - 5.45x	5.27	x
Warrants	157,638	Option model	Volatility	60.78%	N/A
Total	$76,647,395

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.
2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,534.9	$21,000,000

For the nine months ended September 30, 2022, the Company did not issue any additional shares.

Distributions

For the nine months ended September 30, 2023, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,567

For the nine months ended September 30, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid

March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404
August 9, 2022	August 18, 2022	$33.15	$3,046,307

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage ratio was 485% and 305%, respectively.

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

Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000. Effective August 2, 2023, the Approved Commitment Financing was set at $0. Effective September 14, 2023, the Approved Commitment Financing was set at $85,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of September 30, 2023 and December 31, 2022, credit facility activity was as follows:

	September 30, 2023	December 31, 2022
Outstanding balance	$47,000,000	$49,500,465
Average balance during the period when in use	$45,701,513	$29,346,179
Average interest rate during the period when in use	5.25%	1.75%
Interest expenses incurred during the period	$215,162	$245,903
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of September 30, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value. The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the three months ended September 30, 2023	For the nine months ended September 30, 2022	For the three months ended September 30, 2022
Net increase (decrease) in net assets resulting from operations	$8,729,671	$3,283,601	$5,425,093	$595,987
Weighted average common shares of common stock outstanding - basic and diluted	135,741.4	158,059.5	92,212.7	92,838.6
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$64.31	$20.77	$58.83	$6.42

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,045.12	$1,070.38

Results of Operations:
Net Investment Income (Loss) (1)	75.91	73.84
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(6.31)	(13.46)
Net Increase (Decrease) in Net Assets Resulting from Operations	69.60	60.38

Distributions to Common Stockholders
Distributions from Net Investment Income	(42.15)	(66.23)
Net Decrease in Net Assets Resulting from Distributions	(42.15)	(66.23)

Net Asset Value, End of Period	$1,072.57	$1,064.53

Shares Outstanding, End of Period	169,101.0	97,322.4

Ratio/Supplemental Data
Net assets, end of period	$181,372,659	$103,602,889
Weighted-average shares outstanding (2)	135,741.4	92,212.7
Total Return (3)	6.70%	5.70%
Portfolio turnover (4)	1.03%	1.16%
Ratio of total expenses to average net assets without reimbursement (5)	2.80%	-
Ratio of total expenses to average net assets with reimbursement(5)	2.30%	2.05%
Ratio of net investment income (loss) to average net assets without reimbursement (5)	8.86%	-
Ratio of net investment income (loss) to average net assets with reimbursement (5)	9.35%	9.07%
Asset coverage ratio without reimbursement	484.73%	396.70%
Asset coverage ratio with reimbursement	485.90%	-%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the nine months ended September, 2023 and 2022, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of September 30, 2023, except as disclosed below.

On November 1, 2023, the Company purchased $5,000,000 of Montbleau Holdings, LLC Term Loan C with a 2% original issue discount.

Effective November 3, 2023, the Approved Commitment Financing was set at $0.

On November 7, 2023, the Company declared a distribution of $23.41 per share, or $3,958,653, payable on November 17, 2023.

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

As of September 30, 2023, the Company has capital commitments from investors in the amount of $205,000,000. As of September 30, 2023 the Company has additional paid in capital in the amount of $177,027,029. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

The Company anticipates that all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates.

The Company will bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Portfolio and Investment Activity

As of September 30, 2023, the Company had 14 debt investments, 12 equity investments in 11 portfolio companies with an aggregate fair value of approximately $139.5 million. As of September 30, 2023, our debt investments consisted entirely of senior secured loans. Short-term investments as of September 30, 2023 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $84.8 million.

The Company’s investment activity for the nine months ended September 30, 2023 and 2022 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
New investments:
Gross investment purchases	$146,473,190	$35,918,661
Less: sold investments	(1,196,672)	(811,401)
Total new investments	$145,276,518	$35,107,260

Principal/par/units amount of investments funded:
Term loan debt investments	$144,776,518	$35,125,000
Equity investments	500,000	2,264,581

Number of new investment commitments	2	3
Average new investment commitment amount	$11,750,000	$11,702,420
Weighted average maturity for new investment commitments	6.35	5.3
Percentage of new debt investment commitments at floating rates	100%	67%
Percentage of new debt investment commitments at fixed rates	0%	33%
Weighted average spread LIBOR of new floating rate investment commitments	7.45%	8.37%

As of September 30, 2023 and 2022, the Company’s investments consisted of the following:

	September 30, 2023			September 30, 2022
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$130,177,087	$129,483,093	57.71%	$67,081,308	$67,590,321	51.36%
Equity investments - Common Stock	6,120,001	6,607,845	2.94%	3,400,000	3,410,826	2.59%
Equity investments - Preferred Stock	3,413,390	3,444,725	1.54%	4,125,042	5,488,610	4.17%
Warrants	-	-	0.00%	156,811	157,638	0.12%
Short-term investments	84,839,972	84,839,972	37.81%	54,964,011	54,964,011	41.76%
Total Investments	$224,550,450	$224,375,635	100.00%	$129,727,172	$131,611,406	100.00%

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

Results of Operations

The following table represents the operating results for the three and nine months ended September 30, 2023 and 2022:

	For the nine months ending September 30, 2023	For the three months ending September 30, 2023	For the nine months ending September 30, 2022	For the three months ending September 30, 2022
Total investment income	$12,841,135	$5,300,637	$8,350,744	$2,515,849
Total expenses	2,537,238	936,547	1,541,937	494,494
Net investment income (loss)	10,303,897	4,364,090	6,808,807	2,021,355
Total net realized gains (losses)	-	-	-	-
Total net change in unrealized appreciation/(depreciation)	(1,574,226)	(1,080,489)	(1,383,714)	(1,425,368)
Total net realized and unrealized appreciation/(depreciation)	(1,574,226)	(1,080,489)	(1,383,714)	(1,425,368)
Net increase (decrease) in net assets resulting from operations	$8,729,671	$3,283,601	$5,425,093	$595,987

Investment Income

Investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the nine months ending September 30, 2023	For the three months ending September 30, 2023	For the nine months ending September 30, 2022	For the three months ending September 30, 2022
Interest from term loan debt instruments and preferred stock	$7,464,090	$5,377,045	$8,196,742	$2,405,405
Commitment fees	-	-	44,622	44,622
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	5,377,045	(76,408)	109,380	65,822
Total investment income	$12,841,135	$5,300,637	$8,350,744	$2,515,849

Investment income increased from $8,350,744 for the nine months ended September 30, 2022 to $12,841,135 for the nine months ended September 30, 2023, primarily due to an increase in interest income as a result of further investment activity subsequent to the nine months ended September 30, 2022.

Expenses

Operating expenses for the three and nine months ended September 30, 2023 and 2022 was as follows:

	For the nine months ending September 30, 2023	For the three months ending September 30, 2023	For the nine months ending September 30, 2022	For the three months ending September 30, 2022
Management fees	$1,065,753	$414,949	$679,488	$223,267
Other operating expenses	2,020,281	1,070,394	862,449	271,227
Expenses waived	(548,796)	(548,796)	-	-
Total expenses	$2,537,238	$936,547	$1,541,937	$494,494

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

During the nine months ended September 30, 2023, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,534.9	$21,000,000

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended September 30, 2023, the Company declared a distribution on August 8, 2023 of $24.04 per share, or $3,595,568, payable on August 18, 2023.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three and nine months ended September 30, 2023 the Company incurred Management Fees of $414,949 and $1,065,753, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of September 30, 2023, no Incentive Fee has been accrued or is payable.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, including under the Loan Agreement, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on any outstanding floating rate borrowings, which may reduce our net investment income.

We invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, overseen by the Board, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any increase in our cost of funds and, thus, net investment income would not be reduced. However, there can be no assurance that a significant change in market interest rates will not have an adverse effect on our net investment income.

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

The transition from LIBOR and prohibitions and requirements with respect to LIBOR’s continued or new use may adversely affect the value of floating-rate debt securities in our portfolio or issued by us regardless of whether they continue to use some version of LIBOR or utilize some alternative to LIBOR. Moreover, at this time, no consensus exists as to whether any one rate will become a generally accepted alternative to LIBOR. Although there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain general market acceptance as replacements for LIBOR. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Interest Rate Risk

Based on our Statement of Assets and Liabilities as of September 30, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) as of September 30, 2023.

Basis point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(321)	(39)	(282)
Base Interest Rate	-	-	-
+100 Basis Points	1,283	155	1,128
+200 Basis Points	2,597	309	2,288
+300 Basis Points	3,959	464	3,495

This analysis is indicative of the potential impact on our investment income as of September 30, 2023, assuming an immediate and sustained change in interest rates as noted. It should be noted that we anticipate growth in our portfolio, which may be funded in part with additional borrowings and such additional borrowings, all else being equal, will increase our investment income sensitivity to interest rates to the extent such borrowings have floating interest rates, and such changes could be material. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Because it is our intention to hold loans to maturity, the fluctuating relative value of these loans that may occur due to changes in interest rates may have an impact on unrealized gains and losses during quarterly reporting periods. Based on our assessment of the interest rate risk, as of September 30, 2023, we had no hedging transactions in place as we deemed the risk acceptable, and we did not believe it was necessary to mitigate this risk at that time.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our and the Adviser’s business is also subject to extensive regulation, which may result in regulatory proceedings against us and/or the Adviser. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings will have a material adverse effect on our or the Adviser’s financial condition or results of operations in any future reporting period.

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 31, 2023), in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (filed with the SEC on May 12, 2023) and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (filed with the SEC on August 11, 2023), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023,

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)

3.3	Bylaws (1)

10.1	Second Amendment to the Administration Agreement between the Company and U.S. Bank (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as Exhibit 10.2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.
Date: November 15, 2023
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 15, 2023	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer