Form 10-K
period 2023-12-31
Muzinich BDC, Inc.
filed 2024-03-29
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2023, there was no established public market for the issuer’s common stock.

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of March 29, 2024.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Deloitte & Touche LLP	New York, New York	34

MUZINICH BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

i

Summary of Risk Factors

Investing in the Company’s common stock involves a high degree of risk. The following is only a summary of the principal risks that may materially affect our business. Please refer to Item 1A for a complete discussion of the risk factors we face.

Risks Relating to Our Business and Structure

●	We have a limited operating history.

●	We are a non-diversified investment company within the meaning of the Investment Company Act of 1940, as amended, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a business development company, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

●	We will be subject to corporate-level U.S. federal income tax on all of our income if we are unable to qualify as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, which would have a material adverse effect on our financial performance.

●	We will be dependent upon management personnel of Muzinich & Co., Inc. (“Muzinich”), and Muzinich’s ability to attract and retain talented personnel, for our future success.

●	Our Muzinich BDC Adviser, LLC (the“Adviser”) and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

●	We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

●	Our Board of Directors (“Board”) may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could necessitate changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative.

●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.

●	The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined by the Adviser in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

●	The lack of liquidity in our investments may adversely affect our business.

●	Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Risks Relating to the Offering and Ownership of Our Common Stock

●	Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

●	We will incur significant costs as a result of being subject to the Exchange Act.

●	We may not be able to pay you distributions on our common stock, our distributions to you may not grow over time and a portion of our distributions to you may be a return of capital for U.S. federal income tax purposes.

●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

●	Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

●	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.

●	We are exposed to risks associated with changes in interest rates.

●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

●	We are susceptible to cyber security risks that may result in financial losses or violations of privacy law.

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

We have entered into, and may enter into additional, separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor has made or will make a capital commitment to purchase shares of our common stock pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to the Company, failure by an investor to purchase additional common stock when requested by the Company will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in the Company. All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the 1940 Act. At the end of the period beginning on the initial closing in respect of a Private Offering, which occurred on August 23, 2019 (the “Initial Closing”) and ending on the third anniversary thereof, which on August 9, 2022 has been extended by our Board of Directors (“Board” or “Board of Directors”) for one additional year to August 23, 2023 (such period, including such extension, the “Commitment Period”), investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Muzinich BDC Adviser, LLC (the “Adviser”) provides its prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on common stock issuances.

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

The Adviser – Muzinich BDC Adviser, LLC

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”, and together with the Adviser and their other affiliates, collectively “Muzinich”). Our Adviser is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC. Subject to the supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services.

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

The Board of Directors

Our Board of Directors has ultimate authority as to our investments, but it delegates authority to our Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Certificate of Incorporation, (the “Certificate of Incorporation”), the number of directors of the Company will be fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of the Company, of our Adviser or of any its respective affiliates, as defined in the 1940 Act (the “Independent Directors”). Under our Certificate of Incorporation, our Board of Directors is divided into three classes. Each class of directors will generally hold office for a three-year term. However, the initial members of the three classes had initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

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

Competition

Our primary competitors provide financing to middle-market companies and include other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligation vehicles (“CLOs”), private funds, including hedge funds, and, to the extent they provide an alternative form of financing, private equity funds. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

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

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter in offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

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

Following the Initial Closing, we have held and expect to hold further additional closings that may occur from time to time as determined by us. In connection with each subscription agreement that we enter with investors after the initial drawdown, each such investor will be required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board of Directors (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by our Board of Directors prior to the date of the applicable drawdown notice. The per-share price shall be at least equal to the NAV per share of our common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

All purchases will generally be made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the NAV per share of the Company’s common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the 1940 Act. At the end of the Commitment Period, investors will be released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment), may be retained and reinvested by the Company; provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor will be permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless the Adviser provides its prior written consent and the transfer is otherwise made in accordance with applicable law.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot acquire more than (i) 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, the Company may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Valuation

In accordance with the procedures adopted by our Board of Directors, the NAV per share of our outstanding shares of common stock is determined by the Adviser in good faith at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

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

Code of Ethics

The Company and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s and the Adviser’s personnel. The Company has also adopted a code of ethics which applies to, among others, the Company’s directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

The Company will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich BDC, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the Federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

Election to be Taxed as a RIC

We have elected to be considered a BDC under the 1940 Act. We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders. Rather, dividends we distribute generally will be taxable to our stockholders, and any net operating losses, foreign tax credits and other of our tax attributes generally will not pass through to our stockholders, subject to special rules for certain items such as net capital gains and qualified dividend income we recognize.

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

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

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

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or subject us to the 4% U.S. federal excise tax.

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

For the tax year ended December 31, 2022, the Company was unable to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from “qualifying income.” Consequently, subsequent to the quarter ended September 30, 2023, the Company paid a tax liability due on the income generated from the Company’s ownership percentage in the assets from which the nonqualifying income was derived during the tax year ended December 31, 2022, in the amount of $548,796, which included $21,839, in penalties (the “Section 851(i) Tax Liability”). The Adviser reimbursed the Company in full for payment of the Section 851(i) Tax Liability. In December 2023, the Company established a wholly-owned subsidiary named Muzinich BDC Holdings, LLC (“Subsidiary”) which serves to hold equity or equity-like investments in partnerships. The Subsidiary had not yet commenced operations as of December 31, 2023. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets in securities of qualifying U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Our Adviser and its investment team have limited experience in managing this type of portfolio, which may hinder their respective abilities to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are subjected to constraints that may significantly reduce our operating flexibility. If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act imposes numerous constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in securities of qualifying assets. Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Our Adviser believes that most of our portfolio company investments will constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and may not be able to take advantage of attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies, which could result in the dilution of our position.

In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

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

●	The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, for each taxable year. Because we expect to use debt financing, we expect to be subject to an asset coverage ratio requirement under the 1940 Act, and we expect to be subject to certain financial covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the distribution requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and any applicable U.S. state and local taxes).

●	The 90% Income Test requirement will be satisfied if at least 90% of our gross income for each taxable year is derived from dividends, interest, gains from the sale of stock or securities or similar sources.

●	The Diversification Tests will be satisfied if, at the end of each quarter of our taxable year, at least 50% of the value of our assets consist of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of our assets is invested in the securities (other than U.S. government securities or securities of other RICs) of one issuer, or of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

Private funds that are excluded from the definition of “investment company” either pursuant to Section 3(c)(1) or 3(c)(7) of the 1940 Act generally are restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, certain investors may be precluded from acquiring additional shares, at a time that they might desire to do so.

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

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the prior approval of the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate, absent the prior approval of such directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or in some cases the prior approval of the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities, absent prior approval of the SEC. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing.

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

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO held by us will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

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

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined by the Adviser in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The majority of our investments are expected to be in debt instruments that do not have readily ascertainable market prices. The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined by the Adviser in good faith under procedures adopted by our Board of Directors. Our Board of Directors is expected to utilize the services of independent third-party valuation firms in periodically verifying the fair value of any securities. Investment professionals from our Adviser will prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy. The participation of our Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Adviser is receiving a performance-based incentive fee.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. The risks of investing in us may be intensified because we may invest in a limited number of portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act.

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

Borrowings by our portfolio companies are not subject to the limitations on borrowings set forth in the 1940 Act. Accordingly, some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.

Pursuant to our investment strategy, we may make investments in securities of non-U.S. companies, including companies located in emerging market countries, to the extent permissible under the 1940 Act. Such non-U.S. investments would not be considered eligible investments or qualifying assets, as defined under Section 55(a) of the 1940 Act, and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. The legal remedies for investors may be more limited than the remedies available in the United States. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. There can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in emerging market countries are greater than risks associated with investments in foreign developed companies.

From time to time, certain of the companies in which we expect to invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions, embargoes, and other restrictive actions against Russia. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the conflict between Russian and Ukraine, as well as the recent conflict between Israel and Hamas could have a material adverse effect on business, financial condition, cash flows and results of operations and could cause the market value of our investments to decline.

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

The purchase price per share of our common stock in connection with any closing after the Initial Closing will be greater than or equal to our then-calculated NAV per share as of the close of the last quarter preceding the applicable drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of the Company’s organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 under the 1940 Act (which generally prohibits the Company from issuing shares at a price below the then-current NAV of the shares as determined within 48 hours, excluding Sundays and holidays, of such issuance, subject to certain exceptions). As a result, the purchase price for shares purchased in connection with any closing after the Initial Closing may be higher than the previously disclosed NAV per share or price per share, and therefore an investor may receive a smaller number of shares than if it had purchased shares in connection with a prior closing.

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

A beneficial owner, either directly or indirectly, of more than 25% of our voting securities is presumed to control us under the 1940 Act. Control of us would also arise under the 1940 Act if a person has the power to exercise a controlling influence over our management or policies, unless that power is solely the result of an official position with us. Certain events beyond an investor’s control may result in an increase in the percentage of such investor’s beneficial ownership of our shares, including the repurchase by us of shares from other stockholders. In the event you are or become a person that controls us, you and certain of your affiliated persons will be subject to, among other things, prohibitions or restrictions on engaging in certain transactions with us and certain of our affiliated persons.

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

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russian and Ukraine or Israel and Hamas, continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

General Risk Factors

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, collateralized loan obligations, private funds, including hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code will impose on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The recent conflict between Russia and Ukraine, and the resulting sanctions, embargoes, and other restrictive actions against Russia, as well as the recent conflict between Israel and Hamas, have contributed to significant volatility, disruptions, and uncertainty, which could also lead to an economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

The Company has processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company.

The Company relies on the Adviser’s risk management program and processes, which include cyber risk assessments.

The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

The Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of the cybersecurity programs of the Company’s Adviser, custodian, transfer agent and Administrator, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Management’s Role in Cybersecurity Risk Management

The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Members of Company management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as of the Company’s Chief Financial Officer who serves as the Chief Information Security Officer of Muzinich. Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.

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

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the current conflicts between Russia and Ukraine and Israel and Hamas;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the current conflicts between Russia and Ukraine and Israel and Hamas;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our prospective portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”)

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

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. The Company has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”) and has elected to be treated as a regulated investment company (“RIC”) for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2023, the Company has capital commitments from investors in the amount of $205,000,000. As of December 31, 2023 the Company has equity capital in the amount of $177,006,868. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details.

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

Portfolio and Investment Activity

As of December 31, 2023, the Company had fifteen debt investments, and sixteen equity investments in eleven portfolio companies with an aggregate fair value of approximately $151.9 million. As of December 31, 2023, our debt investments consisted entirely of senior secured loans. Short-term investments as of December 31, 2023 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $112.2 million.

The Company’s investment activity for the years ended December 31, 2023 and 2022 is presented below (information presented herein is at cost unless otherwise indicated).

	For the year ended December 31, 2023	For the year ended December 31, 2022
New investments:
Gross investment purchases	$313,626,086	$35,918,661
Less: sold investments	(15,167,966)	(811,401)
Total new investments	$298,458,120	$35,107,260

Principal/par/units amount of investments funded:
Term loan debt investments	$295,633,120	$35,125,000
Equity investments	2,825,000	2,264,581

Number of new investment commitments	3	3
Average new investment commitment amount	$11,750,000	$11,702,420
Weighted average maturity for new investment commitments	6.4 years	5.3 years
Percentage of new debt investment commitments at floating rates	100%	67%
Percentage of new debt investment commitments at fixed rates	0%	33%
Weighted average spread SOFR of new floating rate investment commitments	7.45%	8.74%

As of December 31, 2023 and 2022, the Company’s investments consisted of the following:

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$140,306,597	$139,554,926	$75,098,664	$74,859,228
Equity Investments - Common Stock	5,620,001	5,998,844	4,310,001	4,518,313
Equity Investments - Preferred Stock	6,238,389	6,356,894	3,125,042	4,463,601
Warrants	-	-	156,811	248,788
Short-Term Investments	112,178,709	112,178,709	61,429,984	61,429,984
Total Investments	$264,343,696	$264,089,373	$144,120,502	$145,519,914

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

Results of Operations

The following table represents the operating results for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Total investment income	$18,934,912	$11,061,998
Total expenses	3,563,747	2,350,250
Net investment income (loss)	15,371,165	8,711,748
Total net realized gains (losses)	-	(11,612)
Total net change in unrealized appreciation/(depreciation)	(1,653,737)	(1,868,536)
Total net realized and unrealized appreciation/(depreciation)	(1,653,737)	(1,880,148)
Net increase (decrease) in net assets resulting from operations	$13,717,430	$6,831,600

Investment Income

Investment income for the years ended December 31, 2023 and 2022 was as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest from term loan debt instruments and preferred stock	$18,934,912	$11,017,376
Commitment fees	-	44,622
Interest from cash and cash equivalents	-	-
Interest from short-term investments	-	-
Total investment income	$18,934,912	$11,061,998

Investment income increased from $11,061,988 for the year ended December 31, 2022 to $18,934,912 for the year ended December 31, 2023, primarily due to an increase in interest income as a result of further investment activity subsequent to the year ended December 31, 2022.

Expenses

Operating expenses for the years ended December 31, 2023 and 2022 was as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Management fees	$1,508,828	$922,475
Other operating expenses	2,054,919	1,427,775
Income taxes and penalties	548,796	-
Expenses reimbursed	(548,796)	-
Total expenses	$3,563,747	$2,350,250

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

During the year ended December 31, 2023, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. On May 11, 2023, the Company declared a distribution of $18.11 per share, or $2,474,532, payable on May 19, 2023. On August 8, 2023, the Company declared a distribution of $24.04 per share, or $3,595,568, payable on August 18, 2023. On November 7, 2023, the Company declared a distribution of $23.41 per share, or $3,958,653, payable on November 17, 2023. On December 21, 2023, the Company declared a distribution of $30.93 per share, or $5,230,293, payable on December 28, 2023.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the years ended December 31, 2023 and 2022, the Company incurred Management Fees of $1,508,828 and $922,475, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of December 31, 2023, no incentive fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Statement of Assets and Liabilities as of December 31, 2023, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis points	$(328.00)	$(73.00)	$(255.00)
Base Interest Rate	-	-	-
+100 Basis Points	1,330	293	1,037
+200 Basis Points	2,724	585	2,139
+300 Basis Points	4,170	878	3,292

This analysis is indicative of the potential impact on our investment income as of December 31, 2023, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after December 31, 2023 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

To the shareholders and Board of Directors of Muzinich BDC, Inc.:

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of Muzinich BDC, Inc. (the “Company”), including the schedules of investments as of December 31, 2023 and 2022, the related statements of operations, cash flows, and changes in net assets for each of the two years in the period then ended, the financial highlights for each of the five years in the period then ended, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the two years in the period then ended, and the financial highlights for the years ended December 31, 2023, 2022, 2021, and 2020, and the period from August 7, 2019 (commencement of operations) through December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche, LLP

New York, New York

March 29, 2024

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.
Statements of Assets and Liabilities

	As of December 31, 2023	As of December 31, 2022
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $235,516,880 and $144,120,502, respectively)	$233,886,915	145,519,914
Affiliated investments, at fair value (amortized cost of $28,826,816 and $0, respectively)	30,202,458	-
Cash and cash equivalents	2,832,679	8,144,235
Receivables:
Interest and other	688,711	63,531
Total Assets	$267,610,763	153,727,680

Liabilities:
Credit facility (Note 9)	89,000,000	49,500,465
Management fees payable	443,075	312,512
Distributions payable	-	1,850,098
Professional fees payable	371,613	190,548
Income taxes and penalties	548,796	-
Accrued other general and administrative expenses	75,808	160,970
Total Liabilities	$90,439,292	52,014,593

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	$-	-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2023; and 500,000 shares authorized, 97,322.4 shares issued and outstanding as of December 31, 2022	169	97
Additional paid-in capital	177,006,868	99,984,525
Total distributable (accumulated) earnings (losses)	164,434	1,728,465
Total Net Assets	$177,171,471	101,713,087
Total Liabilities and Net Assets	$267,610,763	153,727,680
Net Asset Value Per Share	$1,047.73	1,045.12

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.
Statements of Operations

	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$16,970,422	$11,017,376
Commitment fees	-	44,622
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	16,970,422	11,061,998
Investment income from affiliated investments and cash equivalents:
Interest income	1,964,490	-
Total investment income from affiliated investments and cash equivalents:	1,964,490	-
Total Investment Income	18,934,912	11,061,998

Expenses:
Management fees	1,508,828	922,475
Professional fees	887,877	813,096
Directors’ fees and expenses	180,000	158,684
Interest expense	741,447	-
Other general and administrative expenses	245,595	455,995
Income taxes and penalties	548,796	-
Expenses reimbursed by Adviser	(548,796)	-
Total Expenses	3,563,747	2,350,250
Net Investment Income	15,371,165	8,711,748
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	(11,612)
Total net realized gains/(losses)	-	(11,612)
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(3,029,377)	(1,868,536)
Affiliated investments	1,375,642	-
Total net change in unrealized appreciation/(depreciation)	(1,653,735)	(1,868,536)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(1,653,735)	(1,880,148)
Net Increase (Decrease) in Net Assets Resulting from Operations	$13,717,430	$6,831,600
Basic and diluted net investment income (loss) per common share	$106.63	$93.17
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$95.16	$73.06
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	144,149.9	93,500.7

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.
Statements of Changes in Net Assets

	For the year ended December 31, 2023	For the year ended December 31, 2022
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$15,371,165	$8,711,748
Total net realized gains/(losses)	-	(11,612)
Total net change in unrealized depreciation	(1,653,735)	(1,868,536)
Net Increase in Net Assets Resulting from Operations	13,717,430	6,831,600

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(15,259,046)	(9,382,490)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(15,259,046)	(9,382,490)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	77,000,000	5,901,579
Net Increase in Net Assets Resulting from Capital Share Transactions	77,000,000	5,901,579
Total Increase in Net Assets	75,458,384	3,350,689
Net Assets, Beginning of Year	101,713,087	98,362,398
Net Assets, End of Year	$177,171,471	$101,713,087
Net asset value per share	$1,047.73	$1,045.12
Common shares outstanding at the end of the Year	169,101.0	97,322.4

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.
Statements of Cash Flows

	For the year ended December 31, 2023	For the year ended December 31, 2022
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$13,717,430	$6,831,600
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,653,735	1,868,536
Net realized (gains)/losses on investments	-	11,612
Net accretion of discount and amortization of premium on investments	(6,604,972)	(1,207,890)
Purchases and drawdowns of investments	(561,576,230)	(282,204,884)
Sales and maturities of and principal paydowns on investments	447,958,008	255,883,063
Changes in operating assets and liabilities:
Interest and other	(625,180)	774,553
Receivables from sales of investments	-	903,500
Management fees payable	130,563	123,148
Professional fees payable	181,065	15,809
Income taxes and penalties	548,796	-
Accrued other general and administrative expenses	(85,162)	61,318
Net cash provided by (used in) operating activities	(104,701,947)	(16,939,635)
Cash Flows from Financing Activities:
Borrowings on credit facility	249,321,162	161,610,211
Payments on credit facility	(209,821,627)	(136,602,930)
Distributions paid in cash	(17,109,144)	(7,532,392)
Proceeds from issuance of common shares	77,000,000	5,901,579
Net cash provided by (used in) financing activities	99,390,391	23,376,468
Net increase (decrease) in cash and cash equivalents	(5,311,556)	6,436,833
Cash and cash equivalents, beginning of year	8,144,235	1,707,402
Cash and cash equivalents, end of year	$2,832,679	$8,144,235
Supplemental and Non-Cash Information
Cash paid during the year for interest	753,501	180,246
Income taxes paid	548,796	-

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2023

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)		Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.25980%	6.25982%	11/23/2021	5/24/2027	13,566,039	$13,346,145	$13,607,240		7.7%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.25980%	6.25982%	8/8/2023	5/24/2027	1,462,367	1,432,333	1,466,809		0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,432,599	10,231,337	10,641,641		6.0%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	N/A	3/30/2021	3/30/2026	3,750,000	3,716,361	3,753,814		2.1%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	16.40640%	N/A	1/8/2021, 12/2/2021, 3/31/2022 [8]	6/1/2027	15,816,667	15,682,023	14,036,181		7.9%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.65640%	N/A	4/13/2022	4/13/2027	7,321,727	7,214,960	7,432,470		4.2%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	16.39480%	N/A	5/9/2022	5/9/2027	12,083,313	11,937,274	10,317,226		5.8%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.59810%	N/A	5/31/2023	5/31/2028	14,887,500	14,614,786	14,654,619		8.3%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.75%	4.00%	15.19281%	N/A	6/10/2021	6/10/2026	13,895,000	13,766,966	14,173,423		8.0%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	0.25000%	8/31/2022	7/11/2027	4,271,376	4,203,194	4,356,963		2.5%
Sayres and Associates (Vikings35) 2nd Lien Term Loan B (3,4)	Diversified Support Services	1 Month SOFR USD + 9.25%	6.00%	15.25000%	N/A	6/12/2023	6/10/2026	5,503,515	5,399,415	5,613,792		3.2%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,000,000	7,857,562	8,054,417		4.5%
Montbleau Holdings Term Loan C	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,000,000	4,902,425	5,034,010		2.8%
Total Senior Secured Loan Debt Investments								$115,990,103	$114,304,781	$113,142,605		63.8%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,034,473		0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	1,000,001	758,102		0.4%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,000	692,399		0.4%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	176,042		0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,857,579		1.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	20,474		0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	3,585		0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	916,053		0.5%
Total Common Stock								3,201,435	$5,120,001	$5,458,707		3.0%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	500	$500,000	$517,236		0.4%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	$749,687	$1,822,580		1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	157,118		0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,083,596	2,125,354	193,001		0.1%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023	N/A	538,348	538,348	416,959		0.2%
Total Preferred Stock								4,576,490	$3,913,389	$3,106,894		1.8%

Total Equity Investments									$9,033,390	$8,565,601		4.8%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	11/22/2023, 11/28/2023, 12/11/2023, 12/14/2024, 12/21/2023, 12/26/2023, 12/29/2023	1/4/2024	$90,250,000	$90,210,654	$90,210,654		50.9%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	12/19/2023	1/11/2024	$22,000,000	$21,968,055	$21,968,055		12.4%
Total Short-Term Investments								$112,250,000	$112,178,709	$112,178,709		63.3%

Total Non-Controlled/Non-Affiliated Investments									$235,516,880	$233,886,915		131.9%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.14480%	N/A	3/3/2023	3/3/2028	15,141,798	$14,885,291	$15,313,821		8.6%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,340,101	11,116,525	11,098,500		6.3%
Total Senior Secured Loan Debt Investments								$26,481,899	$26,001,816	$26,412,321		14.9%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	$250,000	$270,069		0.2%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	250,000	270,069		0.2%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	3,250,000		1.8%

Total Equity Investments								$1,096,044	$2,825,000	$3,790,137		2.2%

Total Affiliated Investments									$28,826,816	$30,202,458	#	17.1%

Total Investments									$264,343,696	$264,089,373		149.0%

Liabilities in Excess of Other Assets										(86,917,902)		(49.0)%
Net assets										$177,171,471		100.0%

LIBOR - London Interbank Offered Rate

SOFR  - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. On December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.
(9)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2022

Portfolio Company	Industry	Spread Above Index	LIBOR Floor	Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	13.41820%	11/23/2021	5/24/2027	$13,365,000	$13,105,865	$13,674,970	13.4%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/11/2027	10,524,642	10,298,774	10,316,981	10.1%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	3/30/2021	3/30/2026	3,750,000	3,701,369	3,506,599	3.5%
Recreational Products Term Loan B-1 (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	14.42414%	1/8/2021, 12/2/2021 [8]	6/1/2027	13,336,250	13,134,284	12,384,462	12.2%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.17414%	4/13/2022	4/13/2027	7,940,000	7,797,196	8,134,088	8.0%
NGT Acquisition Holdings Term Loan	Industrial Machinery	1 Month SOFR USD + 7.50%	2.50%	11.82456%	12/19/2022	12/18/2027	7,400,000	7,253,053	7,252,000	7.1%
QUEST JVCO LIMITED	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	12.55320%	5/9/2022	5/9/2027	10,917,500	10,727,475	10,392,520	10.2%
Sayres and Associates (Vikings35) 2nd Lien Term Loan (3,4)	Diversified Support Services	1 Month LIBOR USD + 9.75%	1.25%	11.00000%	6/10/2021	6/10/2026	4,925,000	4,848,778	4,954,727	4.9%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	8/31/2022	7/12/2027	4,328,283	4,231,870	4,242,881	4.2%
Sayres and Associates (Vikings35) 2nd Lien Delayed Draw Term Loan (3,4,5)	Diversified Support Services	3 Month LIBOR USD + 9.75%	1.25%	12.17414%	6/10/2021	6/10/2026	7,000,000	-	-	0.0%
Total Senior Secured Loan Debt Investments							$83,486,675	$75,098,664	$74,859,228	73.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	11/23/2021	N/A	1,000,000	$1,000,000	$1,497,753	1.5%
AGS Automotive Solutions Holdings - C/S A	Automotive	N/A	N/A	N/A	7/11/2022	N/A	1,435	1,910,001	1,910,001	1.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	247,297	0.2%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	43,301	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	819,961	0.8%
							2,401,435	$4,310,001	$4,518,313	4.4%
Equity Investments - Preferred Stock
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	3/30/2021	N/A	750,000	$749,688	$1,233,095	1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	2/7/2020	9/30/2023	1,000,000	-	185,308	0.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	1/8/2021, 12/2/2021 [8]	N/A	2,083,569	2,125,354	2,722,744	2.7%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	6/10/2021	N/A	250,000	250,000	322,454	0.3%
Total Equity Investments							4,083,569	$3,125,042	$4,463,601	4.4%

Warrants
Wireless Telecom Group, Inc. Warrants	Electronic Equipment & Instruments	N/A	N/A	N/A	2/7/2020	N/A	266,167	$156,811	$248,788	0.2%
Total Warrants							266,167	$156,811	$248,788	0.2%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.25000%	11/9/2022, 11/23/2022, 12/5/2022, 12/8/2022	1/12/2023	$61,500,000	$61,429,984	$61,429,984	60.4%
Total Short-Term Investments							$61,500,000	$61,429,984	$61,429,984	60.4%

Total Non-Controlled/Non-Affiliated Investments								$144,120,502	$145,519,914	143.0%
Liabilities in Excess of Other Assets									(43,806,827)	(43.0)%
Net assets									$101,713,087	100.0%

LIBOR - London Interbank Offered Rate

(1)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on December 31, 2022. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the LIBOR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	Please see Note 5 for details on unfunded commitments.
(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(8)	Initial investment in Recreational Products on January 8, 2021. On December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements

1.	Organization

Muzinich BDC, Inc. (the “Company”, “we”, “our”, or “us”) is a Delaware corporation formed on May 29, 2019. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has filed an election to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies on an ongoing basis. Subject to the supervision of our board of directors (the “Board” or “Board of Directors”), the Adviser manages the day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of December 31, 2023 and December 31, 2022, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of December 31, 2023 and December 31, 2022 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Organization and Offering Costs

Organizational costs have been expensed as incurred. Organizational costs include start-up fees and expenses directly attributable to the formation of the Company. Offering costs have been recorded as a reduction to paid-in capital. For the years ended December 31, 2023 and 2022, the Company did not incur further organization costs or offering costs.

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

With respect to investments for which market quotations are not readily available, the Adviser fair values such investments pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm.

(4)	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly-traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees the Company’s valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters. Fair value, as defined under Topic 820 of the FASB’s ASC as amended (“ASC 820”), is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the statements of assets and liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the statements of assets and liabilities as a liability until the investment is recorded.

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

For the tax year ended December 31, 2022, the Company was unable to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from “qualifying income.” As a result, the Company paid tax expenses on the income generated from the Company’s ownership percentage in the assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 in the amount of $548,796, which included $21,839 in penalties (the “Section 851(i) Tax Liability”). This tax expense and penalties are included within Income taxes and penalties within the Statement of Operations. The Adviser reimbursed the Company in full for payment of the Section 851(i) Tax Liability. In December 2023, the Company established a wholly-owned subsidiary named Muzinich BDC Holdings, LLC (“Subsidiary”) which serves to hold equity or equity-like investments in partnerships. The Subsidiary had not yet commenced operations as of December 31, 2023. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result. The Company does not consider the Section 851(i) Tax Liability due on the income generated from the Company’s ownership percentage in assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 to be an uncertain tax position. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

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

On May 11, 2023, the Company declared a distribution of $18.11 per share, or $2,474,532, payable on May 19, 2023. On August 8, 2023, the Company declared a distribution of $24.04 per share, or $3,595,568, payable on August 18, 2023. On November 7, 2023, the Company declared a distribution of $23.41 per share, or $3,958,653, payable on November 17, 2023. On December 21, 2023, the Company declared a distribution of $30.93 per share, or  $5,230,293, payable on December 28, 2023.

The tax character of distributions paid during the years ended December 31, 2023 and December 31, 2022 was as follows:

For the year ended December 31, 2023
Distributions paid from:
Ordinary Income	$15,259,046
Long Term Capital Gains (1)	-
Total Distributions Paid	$15,259,046

(1)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

For the year ended December 31, 2022
Distributions paid from:
Ordinary Income	$9,367,946
Long Term Capital Gains (1)	14,544
Total Distributions Paid	$9,382,490

(1)	Designated as long-term capital gain dividend, pursuant to Internal Revenue Code Section 852(b)(3).

As of December 31, 2023 and December 31, 2022, the Company’s components of total distributable (accumulated) earnings (losses) on  a tax basis were as follows:

	Year Ended December 31,
	2023	2022
Undistributed Ordinary Income—net	$667,340	$89,411

Total Undistributed Earnings	$667,340	89,411
Capital Loss Carryforward
Perpetual Long-Term	$(424,674)	$(8,439)
Perpetual Short-Term	$(101,203)	(100,066)
Timing Differences (Organizational Costs/Other)	(316,413)	299,706
Unrealized Earnings (Losses)—net	339,384	2,047,265
Total Accumulated Earnings (Losses)—net	$164,434	$1,728,465

As of December 31, 2023 and December 31, 2022, the costs of investments for the Company for tax purposes were $263,749,989 and $143,472,649, respectively.

	Year Ended December 31,
	2023	2022
Tax cost	$263,749,989	$143,472,649
Gross unrealized appreciation on investments	6,986,440	5,001,664
Gross unrealized depreciation on investments	(6,647,056)	(2,954,399)
Total investments at fair value	$264,089,373	$145,519,914

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2023 and 2022, was primarily due to a reclassification of a non-deductible excise tax to additional paid in capital. For the years ended December 31, 2023 and 2022, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2023
Additional paid-in capital	$(20,164)
Total distributable earnings	$20,164

For the year ended December 31, 2022
Additional paid-in capital	$(48,653)
Total distributable earnings	$48,653

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

Management Fee

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s net asset value (“NAV”) (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the years ended December 31, 2023 and 2022, the Company incurred Management Fees of $1,508,828 and $922,475, respectively.

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

For the years ended December 31, 2023 and 2022, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the years ended December 31, 2023 and 2022, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2023 and 2022, the total costs reimbursable to Muzinich were $25,685 and $70,000, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative  expenses on the Statement of Assets and Liabilities. As of December 31, 2023 the total amount receivable from Muzinich for taxes reimbursed was $548,796 and is disclosed within the interest and other receivables on the Statement of Assets and Liabilities.

Shares held by Affiliated Accounts

As of December 31, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the year ended December 31, 2023, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value December 31, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2023	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	15,141,798	$-	$14,724,167	$-	$24,962		$564,692	$15,313,821	$550,521
Diamond Blade Warehouse Term Loan	11,340,101	$-	$11,098,500	$-	$2,924		$(2,924)	$11,098,500	$-
Total						$-	$561,768	$26,412,321	$550,521

Equity Investments - Common Stock	Shares December 31, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2023	Dividend Income
Midwest Trading Group Acquisition, LLC	1,000	$-	$1,000	$-	$-	$-	$40,137	$540,137	$-
Total						$-	$40,137	$540,137	$-

Equity Investments - Preferred Stock	Shares December 31, 2023	Fair Value December 31, 2022	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2023	Dividend Income
Diamond Blade Warehouse	1,095,044	$-	$1,095,044	$-	$-	$-	$925,000	$3,250,000	$-
Total						$-	$925,000	$3,250,000	$-

5.	Commitments and Contingencies

As of December 31, 2023, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of December 31, 2023, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statements of assets and liabilities and are not reflected in the Company’s statements  of assets and liabilities.

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

As of December 31, 2023, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$140,306,597	$139,554,926	$75,098,664	$74,859,228
Equity Investments – Common Stock	5,620,001	5,998,844	4,310,001	4,518,313
Equity Investments – Preferred Stock	6,238,389	6,356,894	3,125,042	4,463,601
Warrants	-	-	156,811	248,788
Short-Term Investments	112,178,709	112,178,709	61,429,984	61,429,984
Total Investments	$264,343,696	$264,089,373	$144,120,502	$145,519,914

100% of the investments held as of December 31, 2023 and December 31, 2022 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2023 and December 31, 2022 was as follows (the following table does not include short-term investments):

	December 31, 2023	December 31, 2022
Diversified Support Services	11.4%	5.2%
Packaged Foods & Meats	9.5%	14.9%
Automotive	9.3%	16.2%
Computer & Electronics Retail	8.9%	0.0%
Commercial Building Products	8.4%	0.0%
IT Consulting	8.4%	0.0%
Industrial Machinery	8.1%	0.0%
Leisure Products	8.0%	25.3%
Leisure Facilities	5.8%	0.0%
Apparel, Accessories & Luxury Goods	4.7%	8.8%
Health Care Equipment & Supplies	3.1%	4.6%
Health Care Technology	0.1%	0.2%
Electronic Equipment & Instruments	0.0%	0.2%
Total	85.7%	75.4%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of December 31, 2023 and December 31, 2022.

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,554,926	$139,554,926
Equity Investments – Common Stock	-	-	5,998,844	5,998,844
Equity Investments – Preferred Stock	-	-	6,356,894	6,356,894
Short-Term Investments	-	112,178,709	-	112,178,709
Total	$-	$112,178,709	$151,910,664	$264,089,373

	Fair Value Hierarchy as of December 31, 2022
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$74,859,228	$74,859,228
Equity Investments – Common Stock	-	-	4,518,313	4,518,313
Equity Investments – Preferred Stock	-	-	4,463,601	4,463,601
Warrants	-	-	248,788	248,788
Short-Term Investments	-	61,429,984	-	61,429,984
Total	$-	$61,429,984	$84,089,930	$145,519,914

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2023 and 2022.

	For the year ended	For the year ended
	December 31,	December 31,
Senior Secured Loan Debt Instruments	2023	2022
Fair value, beginning of period	$74,859,228	$60,050,297
Purchases of investments	78,155,331	47,299,720
Proceeds from principal pre-payments and sales of investments	(13,659,723)	(31,949,013)
Net Realized gain (loss)	-	(11,612)
Net change in unrealized appreciation/(depreciation)	(512,235)	(1,197,859)
Net accretion of discount on investments	712,325	667,695
Transfers into (out of) Level 3	-	-
Fair value, end of year	$139,554,926	$74,859,228

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Common Stock	2023	2022
Fair value, beginning of period	$4,518,313	$1,000,000
Purchases of investments	1,292,764	3,310,001
Proceeds from principal pre-payments and sales of investments	-	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	187,767	208,312
Net accretion of discount on investments	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$5,998,844	$4,518,313

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Preferred Stock	2023	2022
Fair value, beginning of period	$4,463,601	$6,987,729
Purchases of investments	3,130,584	125,354
Proceeds from principal pre-payments and sales of investments	-	(1,934,290)
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(1,237,291)	(794,765)
Net accretion of discount on investments	-	79,573
Transfers into (out of) Level 3	-	-
Fair value, end of year	$6,356,894	$4,463,601

	For the year ended	For the year ended
	December 31,	December 31,
Warrants	2023	2022
Fair value, beginning of period	$248,788	$333,012
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	(196,964)	-
Net change in unrealized appreciation/(depreciation)	(91,977)	(84,224)
Net accretion of discount on investments	40,153	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$-	$248,788

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the years ended December 31, 2023 and 2022.

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2023	For the year ended December 31, 2022
Senior Secured Loan Debt Instruments	$(512,235)	$(1,197,859)
Equity Investments - Common Stock	187,767	208,312
Equity Investments - Preferred Stock	(1,237,291)	(794,765)
Warrants	(91,976)	(84,224)
Total	$(1,653,735)	$(1,868,536)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2023 and December 31, 2022. The tables are not intended to be all inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,554,926	Discounted cash flow	Discount rate	6.03% - 17.07%	9.48%
Equity Investments - Common Stock	$5,998,844	Market approach	EBITDA multiples	3.50x - 7.58x	6.10x
Equity Investments - Preferred Stock	$3,250,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$157,118	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,949,776	Market approach	EBITDA multiples	5.07x - 5.79x	5.65x

Total	$151,910,664

	Fair Value December 31, 2022	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$74,859,228	Discounted cash flow	Discount rate	7.08% - 14.08%	10.27%
Equity Investments – Common Stock	1,910,001	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments – Common Stock	2,608,312	Market approach	EBITDA multiples	3.14x – 6.64x	4.44x
Equity Investments – Preferred Stock	185,308	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments – Preferred Stock	4,278,293	Market approach	EBITDA multiples	3.83x – 5.61x	5.33x
Warrants	248,788	Option model	Volatility	60.68%	N/A
Total	$84,089,930

*	1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the year ended December 31, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

For the year ended December 31, 2022, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
September 15, 2022	5,427.7	$5,901,579

Distributions

For the year ended December 31, 2023, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568
November 7, 2023	November 17, 2023	$23.41	$3,958,653
December 21, 2023	December 28, 2023	$30.93	$5,230,293

For the year ended December 31, 2022, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 28, 2022	April 4, 2022	$13.76	$1,264,470
May 10, 2022	May 17, 2022	$19.32	$1,775,404
August 9, 2022	August 18, 2022	$33.15	$3,046,307
November 8, 2022	November 18, 2022	$14.86	$1,446,211
December 28, 2022	January 6, 2023	$19.01	$1,850,098

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and 2022, the Company’s asset coverage ratio was 300% and 305%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000. Effective April 12, 2023, the Approved Commitment Financing was set at $0. Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000. Effective August 2, 2023, the Approved Commitment Financing was set at $0. Effective September 14, 2023, the Approved Commitment Financing was set at $85,000,000. Effective October 6, 2023, the Approved Commitment Financing was set at $0. Effective December 6, 2023, the Approved Commitment Financing was set at $80,000,000. Effective December 22, 2023, the Approved Commitment Financing was set at $90,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of December 31, 2023 and December 31, 2022, credit facility activity was as follows:

	December 31, 2023	December 31, 2022
Outstanding balance	$89,000,000	$49,500,465
Average balance during the period when in use	$47,463,847	$29,346,179
Average interest rate during the period when in use	5.40%	1.75%
Interest expenses incurred during the period	$741,447	$245,903
Financing expenses incurred during the period	$-	$-

As of December 31, 2023 and December 31, 2022, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2023 and 2022:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Net increase (decrease) in net assets resulting from operations	$13,717,430	$6,831,600
Weighted average common shares of common stock outstanding – basic and diluted	144,149.9	93,500.7
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$95.16	$73.06

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2023, 2022, 2021, and 2020 and for the period August 7, 2019 (commencement of operations) through December 31, 2019:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020	For the Period August 7, 2019 (commencement of operations) through December 31, 2019 (1)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period $	1,045.12	$1,070.38	$995.02	$981.81	$1,000.00

Results of Operations:
Net Investment Income (Loss) (2)	106.63	93.17	73.90	19.90	(17.12)
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(7.53)	(18.33)	58.70	8.31	-
Net Increase (Decrease) in Net Assets Resulting from Operations	99.10	74.84	132.60	28.21	(17.12)

Distributions to Common Stockholders
Distributions from Net Investment Income	(96.49)	(100.10)	(57.24)	(15.00)	-
Net Decrease in Net Assets Resulting from Distributions	(96.49)	(100.10)	(57.24)	(15.00)	-

Capital Share Transactions
Issuance of Common Stock (3)	-	-	-	-	(1.07)
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-	-	-	(1.07)

Net Asset Value, End of Period $	1,047.73	$1,045.12	$1,070.38	$995.02	$981.81

Shares Outstanding, End of Period	169,101.0	97,322.4	91,894.6	45,987.9	39,987.9

Ratio/Supplemental Data
Net assets, end of period $	177,171,471	$101,713,087	$98,362,398	$45,759,075	$39,260,678
Weighted-average shares outstanding (4)	144,149.9	93,500.7	59,029.9	40,151.8	6,672.9
Total Return (5)	9.63%	7.13%	13.48%	2.88%	(1.82	)%(6)
Portfolio turnover	7.24%	2.82%	2.91%	0.00%	0.00	%(7)
Ratio of total expenses to average net assets without reimbursement	2.68%	2.34%	2.51%	2.57%	8.54	%(7)
Ratio of total expenses to average net assets with reimbursement	2.33%	N/A	N/A	N/A	N/A	(7)
Ratio of net investment income (loss) to average net assets without reimbursement	9.67%	8.66%	6.77%	1.96%	(8.51	)%(7)
Ratio of net investment income (loss) to average net assets with reimbursement	10.03%	N/A	N/A	N/A	N/A
Asset coverage ratio without reimbursement	298.45%	305.48%	501.59%	369.17%	N/A
Asset coverage ratio with reimbursement	299.07%	N/A	N/A	N/A	N/A

(1)	The information for the period August 7, 2019 through December 31, 2019 was restated to reflect the reverse stock split effective as of September 11, 2020.

(2)	The per common share data was derived using weighted average shares outstanding.
(3)	Represents offering costs charged to paid-in capital.
(4)	Calculated for the years ended December 31, 2023, 2022, 2021, 2020, and the period ended August 7, 2019 (commencement of operations) through December 31, 2019, respectively.
(5)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(6)	Portfolio turnover is not an annualized amount.
(7)	The ratios reflect an annualized amount. Non-recurring expenses were not annualized. During the period ended December 31, 2019, the Company incurred $388,109 of Organizational Expenses, which were deemed to be non-recurring.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2023, except as disclosed below.

Effective January 4, 2024, the Approved Commitment Financing was set at $0.

On January 31, 2024, the Company’s $3,750,000 loan investment in MP Acquisition, LLC was fully redeemed at par plus accrued interest for total proceeds of $3,785,521.

On March 4, 2024, the Company’s $5,517,588 term loan B in Sayres was redeemed as part of a capital raise to close an acquisition. The Company lent $2,105,000 of additional term loan A and purchased 268,083 of additional preferred units in Sayres and Associates/Joint Research and Development (Viking35, LLC) to support the capital raise.

Effective March 5, 2024, the Approved Commitment Financing was set at $90,000,000.

Subsequent to December 31, 2023, the Company received information regarding its investment in Aqua Leisure Recreational Term Loan B and Recreational Products Preferred Stock Class A that the first lien lenders stopped negotiating the terms of an expected amendment, which would have amended the terms of the first lien and second lien credit facilities in exchange for the equity investors to contribute additional capital support. The ultimate impact of the action taken by the first lien lenders on Aqua Leisure Recreational/Recreational Products as of the filing date on this investment’s valuation cannot be estimated as of the date of this annual report on Form 10-K. The action taken by the first lien lender will likely have a material impact on our Aqua Leisure Recreational/Recreational Products loan and equity valuation for the 1st quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2023 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Due to the Company’s status as an “emerging growth company” under the JOBS Act, the Company was not required to obtain an attestation report from the Company’s independent registered public accounting firm on the Company’s internal control over financial reporting as of December 31, 2023.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Directors

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s)	Expiration of Term
Independent Directors:
Kathleen T. Barr	68	Independent Director	2026
Eric W. Falkeis	50	Independent Director	2024
Steven J. Paggioli	73	Independent Director	2025
Interested Directors:
Paul Fehre	61	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	2024
Jeffrey Youle	64	Director, Chief Executive Officer and President	2025

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)
Cheryl Rivkin	54	Secretary

Biographical Information

Directors

Our Board of Directors are divided into two groups—interested directors and the Independent Directors. Interested directors are interested persons as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Jeffrey Youle. Mr. Youle was appointed as our Chief Executive Officer and President in March 2020. Mr. Youle is Muzinich’s Head of US Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies, and currently serves on the board of Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich, he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan.

Paul Fehre. Mr. Fehre was appointed as our Chief Financial Officer and Treasurer in August 2019. Mr. Fehre currently serves as the Chief Operating Officer of Muzinich & Co., Inc. Mr. Fehre is a Director of Muzinich & Co., Inc. and Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at can Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board and Muzinich Corporate Lending Income Fund, Inc., William Blair Funds and Professionally Managed Portfolios. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Growth Officer and Co-Founder of Tidal Financial Group (2022 to present) and was  formally the Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as President, Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds (2013 to 2018). Mr. Falkeis also currently serves on the board of Muzinich Corporate Lending Income Fund, Inc., and Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant.

Steven J. Paggioli. Mr. Paggioli has substantial investment company and investment advisory experience, and he currently serves as an independent consultant on investment company and investment advisory matters. He has held a number of senior positions with investment company and investment advisory organizations and related businesses, including Executive Vice President, Director and Principal of the Wadsworth Group (fund administration, distribution transfer agency and accounting services). He serves on the boards of several investment management companies and advisory firms. He has served on various industry association and self-regulatory committees and formerly worked on the staff of the SEC. Mr. Paggioli also currently serves on the boards of Muzinich Corporate Lending Income Fund, Inc., Professionally Managed Portfolios and AMG Funds, in addition to serving on the Board of Governors of the Investment Company Institute and on the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law.

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

Audit Committee

The members of the Audit Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Mr. Falkeis serves as Chairperson of the Audit Committee. Our Board of Directors has determined that each of Ms. Barr, Mr. Falkeis and Mr. Paggioli is an “audit committee financial expert” as defined under Item 407 of Regulation S-K of the Securities Exchange Act of 1934. The Audit Committee will be responsible for overseeing matters relating to the appointment and activities of our auditors, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee will also be responsible for aiding our Board of Directors in fair value pricing debt and equity securities that are not publicly traded or for which current market values are not readily available.

Governance and Nominating Committee

The members of the Governance and Nominating Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, none of whom would be an “interested person” as defined in Section 2(a)(19) of the 1940 Act. Ms. Barr serves as the Chairperson of the Governance and Nominating Committee. The Governance and Nominating Committee will be responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The Governance and Nominating Committee will consider nominees properly recommended by our stockholders.

Code of Ethics

The Company and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by the Company’s and the Adviser’s personnel. The Company has also adopted a code of ethics which applies to, among others, the Company’s directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

The Company will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich BDC, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

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

Compensation of Independent Directors

Each Independent Director will be compensated with an annual fee for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. Prior to October 1, 2022, compensation for each Independent Director was $50,000 per year. Effective October 1, 2022, compensation for each Independent Director increased to $60,000 per year. The Chairperson and Committee Chairs may receive additional compensation for their services. The Independent Directors of the Board of Directors and each committee will also be reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth compensation of the Company’s independent directors for the year ended December 31, 2023.

Name	Fees Earned(1)	Stock Awards(2)	All Other Compensation	Total
Kathleen T. Barr	$60,000	$-	$-	$60,000
Eric W. Falkeis	$60,000	$-	$-	$60,000
Steven J. Paggioli	$60,000	$-	$-	$60,000

(1)	No compensation is paid to our directors who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.
(2)	We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2024, the beneficial ownership of each director and executive officer of the Company, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	291	0.17%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	291	0.17%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
(2)	Based on a total of 169,101.0 Company’s shares issued and outstanding on March 29, 2024.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 29, 2024. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

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

Our Adviser expects to put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the 1940 Act. Our Adviser will seek to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the 1940 Act, the related guidance of the SEC staff and any allocation policies adopted by our Adviser. It is our policy to base our determinations as to the amount of capital available for investment on such factors as the amount of cash on hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions to be set by our Board of Directors, or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. In situations where co-investment with other entities sponsored or managed by our Adviser or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer, our Adviser and/or its affiliates, as applicable, will need to decide whether we or such other entity or entities will proceed with the investment. Our Adviser and/or its affiliates, as applicable, will make these determinations based on their respective policies and procedures. The Company, our Adviser and Muzinich have obtained an exemptive order (the “Order”) from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

Co-Investment Opportunities

We may co-invest on a concurrent basis with certain accounts managed by our Adviser and/or its affiliates, unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, our Adviser and Muzinich have received an Order from the SEC permitting greater flexibility to negotiate the terms of co-investments if our Board of Directors determines that it would be advantageous for us to co-invest with other accounts managed by our Adviser and/or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions of the Order. Our fees payable to third parties relating to, or associated with, making investments and valuing potential investments, including fees and expenses associated with performing due diligence reviews of prospective investments, that are not consummated by us and our affiliates will be allocated between us and the affiliates on an equitable, proportional basis based on the potential size of total investment.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte to serve as the independent registered public accounting firm for the Company for the year ended December 31, 2023.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for the Company’s fiscal years ended December 31, 2023 and 2022:

Service:	For the year ended December 31, 2023
Audit Fees (1)	$289,500
Audit-Related Fees	-
Tax Fees	16,500
All Other Fees	-
Total Fees:	$306,000

Service:	For the year ended December 31, 2022
Audit Fees	$265,000
Audit-Related Fees	-
Tax Fees	21,750
All Other Fees	-
Total Fees:	$286,750

(1)	During the fiscal years ended December 31, 2023 and 2022, Deloitte billed aggregate non-audit fees of $16,500 and $21,750, respectively, related to the Company for services rendered to the Company.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Form of Subscription Agreement (1)
4.2	Description of Securities (3)
10.1	Investment Advisory Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser (1)
10.2	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator (1)
10.2.1	First Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator (4)
10.2.2	Second Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator (5)
10.2.3	Third Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator*^
10.3	Amended and Restated Custody Agreement between Muzinich BDC, Inc., Muzinich BDC Holdings, LLC and U.S. Bank National Association, as the custodian *^
10.4	Form of Indemnification Agreement (1)
10.5	Amended and Restated Loan Agreement with BNP Paribas Prime Brokerage International Limited(6)
10.6	U.S. Prime Brokerage Agreement between the Company and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Account Agreement)(7)
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2022.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.
(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

*	Filed herewith.
**	Furnished herewith.
^	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: March 29, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 29, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 29, 2024.

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