Form 10-Q
period 2024-03-31
Muzinich BDC, Inc.
filed 2024-05-14
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2024

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of May 14, 2024.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2024

i

PART I.

Item 1. Financial Statements

Muzinich BDC, Inc.

Statements of Assets and Liabilities

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $228,249,108 and $235,516,880, respectively)	$222,687,548	$233,886,915
Affiliated investments, at fair value (amortized cost of $28,929,937 and $28,826,816, respectively)	29,965,161	30,202,458
Cash and cash equivalents	3,432,839	2,832,679
Receivables:
Interest and other	110,393	688,711
Total Assets	$256,195,941	$267,610,763

Liabilities:
Credit facility (Note 9)	77,250,000	89,000,000
Management fees payable	876,932	443,075
Professional fees payable	300,862	371,613
Income taxes and penalties	-	548,796
Accrued other general and administrative expenses	114,580	75,808
Total Liabilities	$78,542,374	$90,439,292

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of March 31, 2024; and 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2023	169	169
Additional paid-in capital	177,006,868	177,006,868
Total distributable (accumulated) earnings (losses)	646,530	164,434
Total Net Assets	$177,653,567	$177,171,471
Total Liabilities and Net Assets	$256,195,941	$267,610,763
Net Asset Value Per Share	$1,050.58	$1,047.73

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Operations

	For the three months ended March 31, 2024 (Unaudited)	For the three months ended March 31, 2023 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$4,845,468	$2,977,569
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	4,845,468	2,977,569
Investment income from affiliated investments and cash equivalents:
Interest income	936,596	154,453
Total investment income from affiliated investments and cash equivalents:	936,596	154,453
Total Investment Income	5,782,064	3,132,022

Expenses:
Management fees	433,858	285,577
Professional fees	196,082	159,074
Directors’ fees and expenses	45,000	45,000
Interest expense	296,954	-
Other general and administrative expenses	56,061	305,047
Total Expenses	1,027,955	794,698
Net Investment Income	4,754,109	2,337,324
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-
Affiliated investments	-	-
Total net realized gains/(losses)	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(3,931,595)	(128,592)
Affiliated investments	(340,418)	(28,132)
Total net change in unrealized appreciation/(depreciation)	(4,272,013)	(156,724)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(4,272,013)	(156,724)
Net Increase (Decrease) in Net Assets Resulting from Operations	$482,096	$2,180,600
Basic and diluted net investment income (loss) per common share	$28.11	$21.00
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$2.85	$19.59
Weighted Average Common Shares Outstanding – Basic and Diluted (See Note 10)	169,101.0	111,301.6

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Changes in Net Assets

	For the three months ended March 31, 2024 (Unaudited)	For the three months ended March 31, 2023 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$4,754,109	$2,337,324
Total net realized gains/(losses)	-	-
Total net change in unrealized depreciation	(4,272,013)	(156,724)
Net Increase in Net Assets Resulting from Operations	482,096	2,180,600

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	-	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	42,000,000
Net Increase in Net Assets Resulting from Capital Share Transactions	-	42,000,000
Total Increase in Net Assets	482,096	44,180,600
Net Assets, Beginning of period	177,171,471	101,713,087
Net Assets, End of period	$177,653,567	$145,893,687
Net asset value per share	$1,050.58	$1,067.73
Common shares outstanding at the end of the period	169,101.0	136,639.0

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Statements of Cash Flows

	For the three months ended March 31, 2024 (Unaudited)	For the three months ended March 31, 2023 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$482,096	$2,180,600
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	4,272,013	156,724
Net realized (gains)/losses on investments	-	-
Net accretion of discount and amortization of premium on investments	(2,272,750)	(1,217,123)
Purchases and drawdowns of investments	(137,341,688)	(103,749,680)
Sales and maturities of and principal paydowns on investments	146,779,089	61,630,988
Changes in operating assets and liabilities:
Interest and other	29,522	20,428
Management fees payable	433,857	(24,169)
Professional fees payable	(70,751)	51,596
Accrued other general and administrative expenses	38,772	15,967
Net cash provided by (used in) operating activities	12,350,160	(40,934,669)
Cash Flows from Financing Activities:
Borrowings on credit facility	77,469,838	69,168,450
Payments on credit facility	(89,219,838)	(70,654,917)
Distributions paid in cash	-	(1,850,098)
Proceeds from issuance of common shares	-	42,000,000
Net cash provided by (used in) financing activities	(11,750,000)	38,663,435
Net increase (decrease) in cash and cash equivalents	600,160	(2,271,234)
Cash and cash equivalents, beginning of period	2,832,679	8,144,235
Cash and cash equivalents, end of period	$3,432,839	$5,873,001

Supplemental and Non-Cash Information
Cash paid during the period for interest	$219,838	$246,160

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of March 31, 2024 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/Expiration Date	Principal / Units	Cost (1)	Fair Value (2)		Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.19516%	6.19516%	11/23/2021	5/24/2027	$13,744,733	$13,534,134	$13,551,806		7.6%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.19516%	6.19516%	8/8/2023	5/24/2027	1,447,768	1,419,741	1,427,446		0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,406,213	10,211,007	10,564,439		5.9%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month SOFR USD + 10.75%	1.00%	16.34177%	N/A	1/8/2021, 12/2/2021 [8]	6/1/2027	16,631,175	16,513,315	11,697,582		6.6%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 7.50%	3.00%	11.59177%	N/A	4/13/2022	4/13/2027	7,301,727	7,201,447	7,208,321		4.1%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.59177%	N/A	5/9/2022	5/9/2027	12,490,603	12,355,720	10,821,136		6.1%
Quest Bidco LLC Term Loan	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	1/29/2030	19,555	19,555	16,941		0.0%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.84177%	N/A	5/31/2023	5/31/2028	14,850,000	14,588,542	14,690,105		8.3%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.75%	4.00%	15.17559%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,960,000	15,825,152	16,327,853		9.2%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	0.25000%	8/31/2022	7/11/2027	4,260,524	4,199,220	4,325,305		2.4%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,000,000	7,863,269	8,171,136		4.6%
Montbleau Holdings Term Loan C	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,000,000	4,905,984	5,106,960		2.9%

Total Senior Secured Loan Debt Investments								$110,112,298	$108,637,086	$103,909,030		58.5%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	$1,000	$1,000,000	$916,708		0.5%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022,	N/A	750	998,258	681,897		0.4%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	622,799		0.4%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	149,649		0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	2,000,638		1.1%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-		0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-		0.0%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	693,259		0.4%
Total Common Stock								2,202,435	$5,120,001	$5,064,950		2.9%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	$500	$500,000	$458,354		0.3%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	749,688	2,046,121		1.2%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	157,118		0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,083,596	2,125,354	15,121		0.0%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	726,306		0.4%
Total Preferred Stock								4,345,073	$4,181,473	$3,403,020		2.0%

Total Equity Investments									$9,301,474	$8,467,970		4.9%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	3/5/2024, 3/12/2024, 3/19/2024	4/4/2024	$87,000,000	$86,961,787	$86,961,787		49.0%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	3/26/2024	4/16/2024	$23,400,000	$23,348,761	$23,348,761		13.1%
Total Short-Term Investments								$110,400,000	$110,310,548	$110,310,548		62.1%

Total Non-Controlled/Non-Affiliated Investments									$228,249,108	$222,687,548		125.5%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.08016%	2.00000%	3/3/2023	3/3/2028	$15,180,848	$14,937,296	$15,294,547		8.6%
Diamond Blade Warehouse Term Loan	Industrial Machinery	3 Month SOFR USD + 12.00%	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,383,153	11,167,641	11,671,133		6.6%
Total Senior Secured Loan Debt Investments								$26,564,001	$26,104,937	$26,965,680		15.2%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	$500	$250,000	$52,978		0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	250,000	$52,978		0.0%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,893,525		1.6%
Total Equity Investments								$1,096,044	$2,825,000	$2,999,481		1.6%

Total Affiliated Investments									$28,929,937	$29,965,161	#	16.8%

Total Investments									$257,179,045	$252,652,709		142.3%

Liabilities in Excess of Other Assets										(74,999,142)		(42.3)%
Net assets										$177,653,567		100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on March 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.

(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

(9)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2023

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)		Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.25980%	6.25982%	11/23/2021	5/24/2027	13,566,039	$13,346,145	$13,607,240		7.7%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.25980%	6.25982%	8/8/2023	5/24/2027	1,462,367	1,432,333	1,466,809		0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,432,599	10,231,337	10,641,641		6.0%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	N/A	3/30/2021	3/30/2026	3,750,000	3,716,361	3,753,814		2.1%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	16.40640%	N/A	1/8/2021, 12/2/2021, 3/31/2022 [8]	6/1/2027	15,816,667	15,682,023	14,036,181		7.9%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.65640%	N/A	4/13/2022	4/13/2027	7,321,727	7,214,960	7,432,470		4.2%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	16.39480%	N/A	5/9/2022	5/9/2027	12,083,313	11,937,274	10,317,226		5.8%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.59810%	N/A	5/31/2023	5/31/2028	14,887,500	14,614,786	14,654,619		8.3%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.75%	4.00%	15.19281%	N/A	6/10/2021	6/10/2026	13,895,000	13,766,966	14,173,423		8.0%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	0.25000%	8/31/2022	7/11/2027	4,271,376	4,203,194	4,356,963		2.5%
Sayres and Associates (Vikings35) 2nd Lien Term Loan B (3,4)	Diversified Support Services	1 Month SOFR USD + 9.25%	6.00%	15.25000%	N/A	6/12/2023	6/10/2026	5,503,515	5,399,415	5,613,792		3.2%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,000,000	7,857,562	8,054,417		4.5%
Montbleau Holdings Term Loan C	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,000,000	4,902,425	5,034,010		2.8%
Total Senior Secured Loan Debt Investments								$115,990,103	$114,304,781	$113,142,605		63.8%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,034,473		0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	1,000,001	758,102		0.4%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,000	692,399		0.4%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	176,042		0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,857,579		1.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	20,474		0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	3,585		0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	916,053		0.5%
Total Common Stock								3,201,435	$5,120,001	$5,458,707		3.0%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	500	$500,000	$517,236		0.4%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	$749,687	$1,822,580		1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	157,118		0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,083,596	2,125,354	193,001		0.1%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023	N/A	538,348	538,348	416,959		0.2%
Total Preferred Stock								4,576,490	$3,913,389	$3,106,894		1.8%

Total Equity Investments									$9,033,390	$8,565,601		4.8%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	11/22/2023, 11/28/2023, 12/11/2023, 12/14/2024, 12/21/2023, 12/26/2023, 12/29/2023	1/4/2024	$90,250,000	$90,210,654	$90,210,654		50.9%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	12/19/2023	1/11/2024	$22,000,000	$21,968,055	$21,968,055		12.4%
Total Short-Term Investments								$112,250,000	$112,178,709	$112,178,709		63.3%

Total Non-Controlled/Non-Affiliated Investments									$235,516,880	$233,886,915		131.9%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.14480%	N/A	3/3/2023	3/3/2028	15,141,798	$14,885,291	$15,313,821		8.6%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,340,101	11,116,525	11,098,500		6.3%
Total Senior Secured Loan Debt Investments								$26,481,899	$26,001,816	$26,412,321		14.9%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	$250,000	$270,069		0.2%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	250,000	270,069		0.2%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	3,250,000		1.8%

Total Equity Investments								$1,096,044	$2,825,000	$3,790,137		2.2%

Total Affiliated Investments									$28,826,816	$30,202,458	#	17.1%

Total Investments									$264,343,696	$264,089,373		149.0%

Liabilities in Excess of Other Assets										(86,917,902)		(49.0)%
Net assets										$177,171,471		100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, as amended contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.

(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(8)	Initial investment in Recreational Products on January 8, 2021. On December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

(9)	As defined in the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Financial Statements (Unaudited)

1.	Organization

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of March 31, 2024 and December 31, 2023, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of March 31, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs have been recorded as a reduction to paid-in capital. For the three months ended March 31, 2024 and 2023, the Company did not incur further offering costs.

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

For the tax year ended December 31, 2022, the Company was unable to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from “qualifying income.” As a result, the Company paid tax expenses on the income generated from the Company’s ownership percentage in the assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 in the amount of $548,796, which included $21,839 in penalties (the “Section 851(i) Tax Liability”). This tax expense and penalties are included within Income taxes and penalties within the Statement of Operations. The Adviser reimbursed the Company in full for payment of the Section 851(i) Tax Liability. In December 2023, the Company established a wholly-owned subsidiary named Muzinich BDC Holdings, LLC (“Subsidiary”). The Subsidiary holds equity or equity-like investments in partnerships. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s federal tax years 2020, 2021, 2022 and 2023 remain subject to examination by the Internal Revenue Service and the State of Delaware.

Distributions and Components of Net Assets on a Tax Basis

For the period ended March 31, 2024 there were no distributions.

As of December 31, 2023, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

Year Ended December 31, 2023
Undistributed Ordinary Income—net	$667,340

Total Undistributed Earnings	$667,340
Capital Loss Carryforward
Perpetual Long-Term	$(424,674)
Perpetual Short-Term	$(101,203)
Timing Differences (Organizational Costs/Other)	(316,413)
Unrealized Earnings (Losses)—net	339,384
Total Accumulated Earnings (Losses)—net	$164,434

As of December 31, 2023, the costs of investments for the Company for tax purposes was $263,749,989.

Year Ended December 31, 2023
Tax cost	$263,749,989
Gross unrealized appreciation on investments	6,986,440
Gross unrealized depreciation on investments	(6,647,056)
Total investments at fair value	$264,089,373

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

For the three months ended March 31, 2024, the Company did not reclassify any amounts, as any reclassifications are determined at year end.

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2023, was primarily due to a reclassification of a non-deductible excise tax to additional paid in capital. For the year ended December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

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

Management Fees

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2024 and 2023, the Company incurred Management Fees of $433,858, and $285,577, respectively.

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

To calculate the size of the Incentive Fee, the Company will refer to (1) the amounts and timing of stockholders’ contributions to the Company, and (2) the amounts and timing of the Company’s distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (I) and (d) of the Incentive Fee Calculation Methodology.

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

For the three months ended March 31, 2024 and 2023, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2024 and 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2024 and 2023, the total costs reimbursable to Muzinich were $385 and $0, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the statements of assets and liabilities.

Shares held by Affiliated Accounts

As of March 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the three months ended March 31, 2024, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value March 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2024	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,180,848	$15,313,821	$-	$-	$12,218	-	$(31,492)	$15,294,547	$544,857
Diamond Blade Warehouse Term Loan	$11,383,153	$11,098,500	$-	$-	$8,064	-	$564,569	$11,671,133	$391,739
Total						$-	$533,077	$26,965,680	$936,596

Equity Investments - Common Stock	Shares March 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2024
Midwest Trading Group Acquisition, LLC Class A-1	500	$270,069	$-	$-	-	$(217,091)	$52,978
Midwest Trading Group Acquisition, LLC Class C	500	$270,069	$-	$-	-	$(217,091)	$52,978
Total					$-	$(434,181)	$105,956

Equity Investments - Preferred Stock	Shares March 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2024
Diamond Blade Warehouse	1,095,044	$3,250,000	$-	$-	-	$(356,475)	$2,893,525
Total					$-	$(356,475)	$2,893,525

5.	Commitments and Contingencies

As of March 31, 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of March 31, 2024, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s statements of assets and liabilities and are not reflected in the Company’s statements of assets and liabilities.

As of March 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$134,742,023	$130,874,710	$140,306,597	$139,554,926
Equity Investments - Common Stock	5,620,001	5,170,906	5,620,001	5,998,844
Equity Investments - Preferred Stock	6,506,473	6,296,545	6,238,389	6,356,894
Short-Term Investments	110,310,548	110,310,548	112,178,709	112,178,709
Total Investments	$257,179,045	$252,652,709	$264,343,696	$264,089,373

100% of the investments held as of March 31, 2024 and December 31, 2023 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2024 and December 31, 2023 was as follows (the following table does not include short-term investments):

	March 31, 2024	December 31, 2023
Diversified Support Services	9.6%	11.4%
Packaged Foods & Meats	9.2%	9.5%
Automotive	9.1%	9.3%
Computer & Electronics Retail	8.7%	8.9%
Commercial Building Products	8.6%	8.4%
IT Consulting	8.4%	8.4%
Industrial Machinery	8.2%	8.1%
Leisure Products	6.6%	8.0%
Leisure Facilities	6.1%	5.8%
Apparel, Accessories & Luxury Goods	4.4%	4.7%
Health Care Equipment & Supplies	1.2%	3.1%
Health Care Technology	0.1%	0.1%
Total	80.2%	85.7%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	Fair Value Hierarchy as of March 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$130,874,710	$130,874,710
Equity Investments - Common Stock	-	-	5,170,906	5,170,906
Equity Investments - Preferred Stock	-	-	6,296,545	6,296,545
Short-Term Investments	-	110,310,548	-	110,310,548
Total	$-	$110,310,548	$142,342,161	$252,652,709

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,554,926	$139,554,926
Equity Investments – Common Stock	-	-	5,998,844	5,998,844
Equity Investments – Preferred Stock	-	-	6,356,894	6,356,894
Short-Term Investments	-	112,178,709	-	112,178,709
Total	$-	$112,178,709	$151,910,664	$264,089,373

The following table presents changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the three months ended March 31, 2024 and 2023.

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Fair value, beginning of period	$139,554,926	$74,859,228
Purchases of investments	2,082,285	23,402,502
Proceeds from principal pre-payments and sales of investments	(9,529,089)	(130,988)
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(3,115,643)	778,804
Net accretion of discount on investments	1,882,231	78,797
Transfers into (out of) Level 3	-	-
Fair value, end of period	$130,874,710	$98,988,343

Equity Investments – Common Stock	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Fair value, beginning of period	$5,998,844	$4,518,313
Purchases of investments	-	1,010,000
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(827,938)	(168,903)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$5,170,906	$5,359,410

Equity Investments – Preferred Stock	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Fair value, beginning of period	$6,356,894	$4,463,601
Purchases of investments	268,083	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(328,432)	(770,335)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,296,545	$3,693,266

Warrants	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Fair value, beginning of period	$-	$248,788
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	-	3,711
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$-	$252,499

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the three months ended March 31, 2024 and 2023.

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Senior Secured Loan Debt Instruments	$(3,115,643)	$1,510,318
Equity Investments – Common Stock	(827,938)	(168,903)
Equity Investments – Preferred Stock	(328,432)	(770,335)
Warrants	-	3,711
Total	$(4,272,013)	$574,791

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$130,874,710	Discounted cash flow	Discount rate	5.42% - 18.80%	9.65%
Equity Investments - Common Stock	$5,170,906	Market approach	EBITDA multiples	3.45x - 7.56x	6.11	x
Equity Investments - Preferred Stock	$157,118	Estimated Contingent Payment [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$6,139,427	Market approach	EBITDA multiples	4.65x - 7.62x	6.69	x

Total	$142,342,161

1)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,554,926	Discounted cash flow	Discount rate	6.03% - 17.07%	9.48%
Equity Investments - Common Stock	$5,998,844	Market approach	EBITDA multiples	3.50x - 7.58x	6.10	x
Equity Investments - Preferred Stock	$3,250,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$157,118	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,949,776	Market approach	EBITDA multiples	5.07x - 5.79x	5.65	x

Total	$151,910,664

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.
2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2024 the Company did not issue any common stock.

For the three months ended March 31, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price

February 28, 2023	39,316.6	$42,000,000

Distributions

For the three months ended March 31, 2024 and 2023, the Company did not declare any distributions.

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio was 330% and 300%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000. Effective April 12, 2023, the Approved Commitment Financing was set at $0. Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000. Effective August 2, 2023, the Approved Commitment Financing was set at $0. Effective September 14, 2023, the Approved Commitment Financing was set at $85,000,000. Effective October 6, 2023, the Approved Commitment Financing was set at $0. Effective December 6, 2023, the Approved Commitment Financing was set at $80,000,000. Effective December 22, 2023, the Approved Commitment Financing was set at $90,000,000. Effective January 4, 2024, the Approved Commitment Financing was set at $0. Effective March 5, 2024, the Approved Commitment Financing was set at $90,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

For the period ended March 31, 2024 and year ended December 31, 2023, credit facility activity was as follows:

	March 31, 2024	December 31, 2023
Outstanding balance as of period end	$77,250,000	$89,000,000
Average balance during the period when in use	$56,525,166	$47,463,847
Average interest rate during the period when in use	5.77%	5.40%
Interest expenses incurred during the period	$219,838	$741,447
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s borrowings under the Loan Agreement approximated their fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of March 31, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net increase (decrease) in net assets resulting from operations	$482,096	$2,180,600
Weighted average common shares of common stock outstanding – basic and diluted	169,101.0	111,301.6
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$2.85	$19.59

11.	Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,047.73	$1,045.12

Results of Operations:
Net Investment Income (Loss) (1)	28.11	21.00
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(25.26)	1.61
Net Increase (Decrease) in Net Assets Resulting from Operations	2.85	22.61

Distributions to Common Stockholders
Distributions from Net Investment Income	-	-
Net Decrease in Net Assets Resulting from Distributions	-	-

Capital Share Transactions
Issuance of Common Stock	-	-
Net Increase (Decrease) Resulting from Capital Share Transactions	-	-

Net Asset Value, End of Period	$1,050.58	$1,067.73

Shares Outstanding, End of Period	169,101.0	136,639.0

Ratios/Supplemental Data
Net assets, end of period	$177,653,567	$145,893,687
Weighted-average shares outstanding (2)	169,101.0	111,301.6
Total Return (3)	0.27%	2.16%
Portfolio turnover (4)	1.60%	0.00%
Ratio of total expenses to average net assets (5)	2.32%	2.60%
Ratio of net investment income (loss) to average net assets (5)	10.75%	7.66%
Asset coverage ratio	329.97%	403.86%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the three months ended March 31, 2024 and 2023, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of March 31, 2024, except as disclosed below.

Effective April 5, 2024, the Approved Commitment Financing was set at $0.

On April 12, 2024, the Company purchased $4,545,460, with 7.6% original issue discount, of Aqua-Leisure Recreation, LLC and Floating Acquisition Corp. term loan B.

On May 9, 2024, the Company declared a distribution of $32.23 per share, or $5,450,124, payable on May 20, 2024.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As of March 31, 2024, the Company has capital commitments from investors in the amount of $205,000,000. As of March 31, 2024 the Company has additional paid in capital in the amount of $177,006,868. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

The Company will bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Portfolio and Investment Activity

As of March 31, 2024, the Company had 14 debt investments totaling $130,874,710, and 16 equity investments totaling $11,467,451 across 10 portfolio companies with an aggregate fair value of approximately $142 million. As of March 31, 2024, our debt investments consisted entirely of senior secured loans. Short-term investments as of March 31, 2024 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $110 million.

The Company’s investment activity for the three months ended March 31, 2024 and 2023 is presented below (information presented herein is at cost unless otherwise indicated).

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
New investments:
Gross investment purchases	$2,350,368	$23,550,000
Less: sold investments	-	-
Total new investments	$2,350,368	$23,550,000

Principal/par/units amount of investments funded:
Term loan debt investments	$2,082,285	$23,000,000
Equity investments	268,083	500,000
Number of new investment commitments	3	2
Average new investment commitment amount	$783,456	$11,750,000
Weighted average maturity for new investment commitments	4.12	6.35
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average spread SOFR of new floating rate investment commitments	9.25%	7.45%

As of March 31, 2024 and 2023, the Company’s investments consisted of the following:

	March 31, 2024			March 31, 2023
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments	$134,742,023	$130,874,710	51.80%	$98,448,976	$98,988,343	52.46%
Equity investments – Common Stock	5,620,001	5,170,906	2.05%	5,320,001	5,359,410	2.84%
Equity investments – Preferred Stock	6,506,473	6,296,545	2.49%	3,125,042	3,693,266	1.96%
Warrants	-	-	0%	156,811	252,499	0.13%
Short-term investments	110,310,548	110,310,548	43.66%	80,405,488	80,405,488	42.61%
Total Investments	$257,179,045	$252,652,709	100.00%	$187,456,318	$188,699,006	100.00%

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

Results of Operations

The following table represents the operating results for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Total investment income	$5,782,063	$3,132,022
Total expenses	1,027,955	794,698
Net investment income (loss)	4,754,108	2,337,324
Total net realized gains (losses)	-	-
Total net change in unrealized appreciation/(depreciation)	(4,272,012)	(156,724)
Total net realized and unrealized appreciation/(depreciation)	(4,272,012)	(156,724)
Net increase (decrease) in net assets resulting from operations	$482,096	$2,180,600

Investment Income

Investment income for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest from term loan debt instruments and preferred stock	$4,845,468	$3,130,180
Commitment fees	-	-
Interest from cash and cash equivalents	936,596	-
Interest from short-term investments	-	1,842
Total investment income	$5,782,064	$3,132,022

Investment income increased from $3,132,022 for the three months ended March, 2023 to $5,782,064 for the three months ended March 31, 2024, primarily due to an increase in interest income as a result of further investment activity subsequent to the three months ended March 31, 2023.

Expenses

Operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Management fees	$433,858	$285,577
Other operating expenses	594,097	509,121
Total expenses	$1,027,955	$794,698

Total expenses increased from $794,698 for the three months ended March, 2023 to $1,027,955 for the three months ended March 31, 2024, primarily due to an increase in management fees as a result of further investment activity subsequent to the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, the Company had no common stock issuances.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the three months ended March 31, 2024, the Company did not declare any distributions.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the three months ended March 31, 2024 and 2023, the Company incurred Management Fees of $433,858 and $285,577, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of March 31, 2024, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Statement of Assets and Liabilities as of March 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(334)	$(63)	$(271)
Base Interest Rate	-	-	-
+100 Basis Points	1,336	254	1,082
+200 Basis Points	2,699	508	2,191
+300 Basis Points	4,115	762	3,353

This analysis is indicative of the potential impact on our investment income as of March 31, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after March 31, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 29, 2024), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2024,

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.
Date: May 14, 2024
	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 14, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer