Form 10-Q
period 2024-06-30
Muzinich BDC, Inc.
filed 2024-08-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2024

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2024.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2024

i

PART I.

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $232,920,547 and $235,516,880, respectively)	$228,781,555	$233,886,915
Affiliated investments, at fair value (amortized cost of $29,033,355 and $28,826,816, respectively)	29,239,187	30,202,458
Cash and cash equivalents	3,607,082	2,832,679
Receivables:
Interest and other	95,648	688,711
Total Assets	$261,723,472	$267,610,763

Liabilities:
Credit facility (Note 9)	83,600,000	89,000,000
Management fees payable	432,793	443,075
Professional fees payable	482,813	371,613
Income taxes and penalties	-	548,796
Accrued other general and administrative expenses	117,658	75,808
Total Liabilities	$84,633,264	$90,439,292

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of June 30, 2024; and 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2023	169	169
Additional paid-in capital	177,006,868	177,006,868
Total distributable (accumulated) earnings (losses)	83,171	164,434
Total Net Assets	$177,090,208	$177,171,471
Total Liabilities and Net Assets	$261,723,472	$267,610,763
Net Asset Value Per Share	$1,047.25	$1,047.73

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)	For the six months ended June 30, 2023 (Unaudited)	For the three months ended June 30, 2023 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$9,333,707	$4,488,239	$6,838,949	$3,861,380
Commitment fees	-	-	-	-
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	9,333,707	4,488,239	6,838,949	3,861,380
Investment income from affiliated investments and cash equivalents:
Interest income	1,874,846	938,250	701,549	547,096
Total investment income from affiliated investments and cash equivalents:	1,874,846	938,250	701,549	547,096
Total Investment Income	11,208,553	5,426,489	7,540,498	4,408,476

Expenses:
Management fees	866,651	432,793	650,804	365,227
Professional fees	488,309	292,227	322,593	163,519
Directors’ fees and expenses	90,000	45,000	90,000	45,000
Interest expense	532,206	235,252	-	-
Other general and administrative expenses	183,689	127,628	537,294	232,247
Total Expenses	2,160,855	1,132,900	1,600,691	805,993
Net Investment Income	9,047,698	4,293,589	5,939,807	3,602,483
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-	-	-
Affiliated investments	-	-	-	-
Total net realized gains/(losses)	-	-	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,509,027)	1,422,568	(1,328,875)	(1,200,283)
Affiliated investments	(1,169,810)	(829,392)	835,138	863,270
Total net change in unrealized appreciation/(depreciation)	(3,678,837)	593,176	(493,737)	(337,013)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(3,678,837)	593,176	(493,737)	(337,013)
Net Increase (Decrease) in Net Assets Resulting from Operations	$5,368,861	$4,886,765	$5,446,070	$3,265,470
Basic and diluted net investment income (loss) per common share	$53.50	$25.39	$47.75	$26.23
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$31.75	$28.90	$43.78	$23.77
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	124,397.4	137,349.3

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)	For the six months ended June 30, 2023 (Unaudited)	For the three months ended June 30, 2023 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$9,047,698	$4,293,589	$5,939,807	$3,602,483
Total net realized gains/(losses)	-	-	-	-
Total net change in unrealized depreciation	(3,678,837)	593,176	(493,737)	(337,013)
Net Increase in Net Assets Resulting from Operations	5,368,861	4,886,765	5,446,070	3,265,470

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(5,450,124)	(5,450,124)	(2,474,532)	(2,474,532)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(5,450,124)	(5,450,124)	(2,474,532)	(2,474,532)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	56,000,000	14,000,000
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-	56,000,000	14,000,000
Total Increase/(Decrease) in Net Assets	(81,263)	(563,359)	58,971,538	14,790,938
Net Assets, Beginning of period	177,171,471	177,653,567	101,713,087	145,893,687
Net Assets, End of period	$177,090,208	$177,090,208	$160,684,625	$160,684,625
Net asset value per share	$1,047.25	$1,047.25	$1,074.34	$1,074.34
Common shares outstanding at the end of the period	169,101.0	169,101.0	149,566.1	149,566.1

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2024 (Unaudited)	For the six months ended June 30, 2023 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$5,368,861	$5,446,070
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	3,678,837	493,737
Net realized (gains)/losses on investments	-	-
Net accretion of discount and amortization of premium on investments	(3,888,052)	(2,465,337)
Purchases and drawdowns of investments	(282,447,947)	(247,935,043)
Sales and maturities of and principal paydowns on investments	288,725,793	177,359,475
Changes in operating assets and liabilities:
Interest and other	593,063	11,042
Management fees payable	(10,282)	52,715
Professional fees payable	111,200	18,960
Interest taxes and penalties	(548,796)	-
Accrued other general and administrative expenses	41,850	17,655
Net cash provided by (used in) operating activities	11,624,527	(67,000,726)
Cash Flows from Financing Activities:
Borrowings on credit facility	161,244,477	134,037,707
Payments on credit facility	(166,644,477)	(118,770,308)
Distributions paid in cash	(5,450,124)	(4,324,630)
Proceeds from issuance of common shares	-	56,000,000
Net cash provided by (used in) financing activities	(10,850,124)	66,942,769
Net increase (decrease) in cash and cash equivalents	774,403	(57,957)
Cash and cash equivalents, beginning of period	2,832,679	8,144,235
Cash and cash equivalents, end of period	$3,607,082	$8,086,278

Supplemental Information
Cash paid during the period for interest	$444,136	$-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2024 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.16323%	6.16323%	11/23/2021	5/24/2027	$13,925,116	$13,723,811	$13,529,988	7.6%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.16323%	6.16323%	8/8/2023	5/24/2027	1,432,823	1,393,079	1,392,166	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,366,325	10,190,618	10,478,575	5.9%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 4/12/24 [8]	12/31/2028	21,745,077	21,342,549	18,745,815	10.6%
TEAM NexBelt Investors, LLC Term Loan(3,4)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 7.50%	3.00%	13.05984%	N/A	4/13/2022	4/13/2027	7,014,963	6,924,573	7,084,114	4.0%
Quest Bidco LLC Term Loan(3,4)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.55984%	N/A	5/9/2022	5/9/2027	12,463,103	12,339,317	10,799,419	6.1%
Quest Bidco LLC Term Loan(3,4)	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	1/29/2030	19,802	19,802	17,158	0.0%
Macrosoft, Inc. Term Loan(3,4)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.80984%	N/A	5/31/2023	5/31/2028	14,812,500	14,562,246	14,835,288	8.4%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.75%	4.00%	15.17918%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,920,000	15,823,440	16,272,417	9.2%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	0.25000%	8/31/2022	7/11/2027	4,263,175	4,208,860	4,309,338	2.4%
Montbleau Holdings, LLC Term Loan B(3,4)	Commercial Building Products	3 Month SOFR USD + 6.00%	7.00%	13.00000%	1.00000%	3/27/2023	3/21/2028	8,020,222	7,889,199	8,132,853	4.6%
Montbleau Holdings Term Loan C(3,4)	Commercial Building Products	3 Month SOFR USD + 6.00%	7.00%	13.00000%	1.00000%	11/1/2023	3/21/2028	5,012,639	4,922,181	5,083,033	2.9%

Total Senior Secured Loan Debt Investments								$114,995,745	$113,339,675	$110,680,164	62.5%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	$1,000	$1,000,000	$945,049	0.5%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	654,880	0.4%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	598,124	0.3%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	113,152	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,448,637	0.8%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	662,523	0.4%
Total Common Stock								2,202,435	$5,120,001	$4,422,365	2.5%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	$500	$500,000	$472,525	0.3%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	749,688	2,092,646	1.2%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021 [8]	N/A	2,083,596	2,125,354	20,836	0.0%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	813,621	0.5%
Total Preferred Stock								3,345,073	$4,181,473	$3,399,628	2.0%

Total Equity Investments									$9,301,472	$7,821,993	4.5%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.22650%	N/A	6/4/2024, 6/7/2024, 6/13/2024, 6/21/2024, 6/25/2024	7/5/2024	$106,350,000	$106,288,093	$106,288,093	60.0%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.21500%	N/A	6/27/2024	7/16/2024	$4,000,000	$3,991,305	$3,991,305	2.3%
Total Short-Term Investments								$110,350,000	$110,279,398	$110,279,398	62.3%

Total Non-Controlled/Non-Affiliated Investments									$232,920,547	$228,781,555	129.3%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan(3,4)	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.04823%	2.00000%	3/3/2023	3/3/2028	$15,220,095	$14,989,434	$14,809,101	8.4%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,426,369	11,218,921	11,696,189	6.6%
Total Senior Secured Loan Debt Investments								$26,646,464	$26,208,355	$26,505,290	15.0%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	$500	$250,000	$35,111	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	250,000	$35,111	0.0%
Total Equity Investments Common Stock								$1,000	$500,000	$70,222	0.0%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,663,675	1.5%
Total Equity Investments - Preferred Stock								1,095,044	2,325,000	2,663,675	1.5%

Total Equity Investments								$1,096,044	$2,825,000	$2,733,897	1.5%

Total Affiliated Investments									$29,033,355	$29,239,187	16.5%

Total Investments									$261,953,902	$258,020,742	145.8%

Liabilities in Excess of Other Assets										(80,930,534)	(45.8)%
Net assets										$177,090,208	100.0%

SOFR  - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on June 30, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.

(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(8)	Initial investment in Recreational Products on January 8 2021. December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

(9)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2023

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/ Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.25980%	6.25982%	11/23/2021	5/24/2027	13,566,039	$13,346,145	$13,607,240	7.7%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.25980%	6.25982%	8/8/2023	5/24/2027	1,462,367	1,432,333	1,466,809	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4,5)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,432,599	10,231,337	10,641,641	6.0%
MP Consolidation, LLC Senior Subordinate Term Loan	Health Care Equipment & Supplies	-	-	11.00000%	N/A	3/30/2021	3/30/2026	3,750,000	3,716,361	3,753,814	2.1%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	3 Month LIBOR USD + 10.75%	1.00%	16.40640%	N/A	1/8/2021, 12/2/2021, 3/31/2022 [8]	6/1/2027	15,816,667	15,682,023	14,036,181	7.9%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	3 Month LIBOR USD + 7.50%	3.00%	11.65640%	N/A	4/13/2022	4/13/2027	7,321,727	7,214,960	7,432,470	4.2%
Quest Bidco LLC Term Loan	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	16.39480%	N/A	5/9/2022	5/9/2027	12,083,313	11,937,274	10,317,226	5.8%
Macrosoft, Inc. Term Loan	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.59810%	N/A	5/31/2023	5/31/2028	14,887,500	14,614,786	14,654,619	8.3%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.75%	4.00%	15.19281%	N/A	6/10/2021	6/10/2026	13,895,000	13,766,966	14,173,423	8.0%
AGS Automotive Solutions Delayed Draw Term Loan (3,4,5)	Automotive	-	-	11.25000%	0.25000%	8/31/2022	7/11/2027	4,271,376	4,203,194	4,356,963	2.5%
Sayres and Associates (Vikings35) 2nd Lien Term Loan B (3,4)	Diversified Support Services	1 Month SOFR USD + 9.25%	6.00%	15.25000%	N/A	6/12/2023	6/10/2026	5,503,515	5,399,415	5,613,792	3.2%
Montbleau Holdings, LLC Term Loan B	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,000,000	7,857,562	8,054,417	4.5%
Montbleau Holdings Term Loan C	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,000,000	4,902,425	5,034,010	2.8%
Total Senior Secured Loan Debt Investments								$115,990,103	$114,304,781	$113,142,605	63.8%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,034,473	0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	1,000,001	758,102	0.4%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,000	692,399	0.4%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	176,042	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,857,579	1.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	20,474	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	3,585	0.0%
TEAM NexBelt Investors, LLC Term Loan	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	916,053	0.5%
Total Common Stock								3,201,435	$5,120,001	$5,458,707	3.0%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	500	$500,000	$517,236	0.4%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	$749,687	$1,822,580	1.0%
Ocular Partners HoldCo, LLC	Health Care Technology	N/A	N/A	N/A	N/A	2/7/2020	N/A	1,000,000	-	157,118	0.1%
Recreational Products Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021 [9]	N/A	2,083,596	2,125,354	193,001	0.1%
Vikings35 Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023	N/A	538,348	538,348	416,959	0.2%
Total Preferred Stock								4,576,490	$3,913,389	$3,106,894	1.8%

Total Equity Investments									$9,033,390	$8,565,601	4.8%

Short-Term Investments
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	11/22/2023, 11/28/2023, 12/11/2023, 12/14/2024, 12/21/2023, 12/26/2023, 12/29/2023	1/4/2024	$90,250,000	$90,210,654	$90,210,654	50.9%
United States Treasury Bill (6,7)	N/A	N/A	N/A	5.31000%	N/A	12/19/2023	1/11/2024	$22,000,000	$21,968,055	$21,968,055	12.4%
Total Short-Term Investments								$112,250,000	$112,178,709	$112,178,709	63.3%

Total Non-Controlled/Non-Affiliated Investments									$235,516,880	$233,886,915	131.9%

Affiliated Investments (9)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.14480%	N/A	3/3/2023	3/3/2028	15,141,798	$14,885,291	$15,313,821	8.6%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,340,101	11,116,525	11,098,500	6.3%
Total Senior Secured Loan Debt Investments								$26,481,899	$26,001,816	$26,412,321	14.9%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	$250,000	$270,069	0.2%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2023	N/A	500	250,000	270,069	0.2%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	3,250,000	1.8%

Total Equity Investments								$1,096,044	$2,825,000	$3,790,137	2.2%

Total Affiliated Investments									$28,826,816	$30,202,458	17.1%

Total Investments									$264,343,696	$264,089,373	149.0%

Liabilities in Excess of Other Assets										(86,917,902)	(49.0)%
Net assets										$177,171,471	100.0%

LIBOR - London Interbank Offered Rate

SOFR - Secured Overnight Financing Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2023. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, as amended contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	Please see Note 5 for details on unfunded commitments.

(6)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(7)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(8)	Initial investment in Recreational Products on January 8, 2021. On December 2, 2021, additional Term Loan B financing completed to support an acquisition and refinanced the initial debt investment. As part of the new loan financing, the Company increased its investment in Preferred Stock.

(9)	As defined in the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these financial statements.

Muzinich BDC, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

In December 2023, the Company established a wholly-owned subsidiary named Muzinich BDC Holdings LLC (“Subsidiary”). The Subsidiary holds/will hold equity or equity-like investments in partnerships. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 6 or 10 of Regulation S-X. The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2024 and December 31, 2023, however macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of June 30, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs have been recorded as a reduction to paid-in capital. For the three and six months ended June 30, 2024 and 2023, the Company did not incur further offering costs.

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

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, under our Adviser’s valuation policy and process described below. The factors that may be taken into account in pricing our investments at fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the statements of assets and liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the Consolidated Financial Statements when the deal origination costs are incurred, such deal origination costs will be reported on the Consolidated Statement of Assets and Liabilities as a liability until the investment is recorded.

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

Taxation as a Regulated Investment Company

The Company has elected to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not pay corporate level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its stockholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense.

For the tax year ended December 31, 2022, the Company was unable to satisfy the requirement that a RIC must derive at least 90% of its annual gross income from “qualifying income.” As a result, the Company paid tax expenses on the income generated from the Company’s ownership percentage in the assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 in the amount of $548,796, which included $21,839 in penalties (the “Section 851(i) Tax Liability”).The Adviser reimbursed the Company in full for payment of the Section 851(i) Tax Liability. In December 2023, the Company established a wholly-owned subsidiary named Muzinich BDC Holdings, LLC (“Subsidiary”). The Subsidiary holds equity or equity-like investments in partnerships. Going forward, all intercompany balances will be eliminated in consolidation, and the Company will consolidate the Subsidiary for accounting purposes but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Distributions and Components of Net Assets on a Tax Basis

For the six month period ended June 30, 2024, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124

As of December 31, 2023, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

Year Ended December 31, 2023
Undistributed Ordinary Income—net	$667,340

Total Undistributed Earnings	$667,340
Capital Loss Carryforward
Perpetual Long-Term	$(424,674)
Perpetual Short-Term	$(101,203)
Timing Differences (Organizational Costs/Other)	(316,413)
Unrealized Earnings (Losses)—net	339,384
Total Accumulated Earnings (Losses)—net	$164,434

As of December 31, 2023, the costs of investments for the Company for tax purposes was $263,749,989.

Year Ended December 31, 2023
Tax cost	$263,749,989
Gross unrealized appreciation on investments	6,986,440
Gross unrealized depreciation on investments	(6,647,056)
Total investments at fair value	$264,089,373

The difference between GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

For the six months ended June 30, 2024, the Company did not reclassify any amounts, as any reclassifications are determined at year end.

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

Management Fees

Pursuant to the Investment Management Agreement, the Company’s Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and six months ended June 30, 2024 and 2023, the Company incurred Management Fees of $432,793, $866,651, $365,227, and $650,804, respectively.

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

The Investment Management Agreement will remain in full force and effect for two years initially, and will continue for periods of one year thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the Independent Directors and in accordance with the requirements of the 1940 Act and (b) by a vote of a majority of the Board of Directors or of a majority of our outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held on July 25, 2024.

For the three and six months ended June 30, 2024 and 2023, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the six months ended June 30, 2024 and 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2024 and 2023, the total costs reimbursable to Muzinich were $385 and $0, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares held by Affiliated Accounts

As of June 30, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of 5% or more of whose outstanding voting securities are held by the Company. For the six months ended June 30, 2024, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value June 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Amortization	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2024	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,220,095	$15,313,821	$-	$-	$24,375	$-	$(529,095)	$14,809,101	$1,089,881
Diamond Blade Warehouse Term Loan	$11,426,369	$11,098,500	$-	$-	$16,128	$-	$581,561	$11,696,189	$784,965
Total						$-	$52,466	$26,505,290	$1,874,846

Equity Investments - Common Stock	Shares June 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2024	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$270,069	$-	$-	$-	$(234,958)	$35,111	$-
Midwest Trading Group Acquisition, LLC Class C	500	$270,069	$-	$-	$-	$(234,958)	$35,111	$-
Total					$-	$(469,916)	$70,222	$-

Equity Investments - Preferred Stock	Shares June 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2024
Diamond Blade Warehouse	1,095,044	$3,250,000	$-	$-	$-	$(586,325)	$2,663,675
Total					$-	$(586,325)	$2,663,675

5.	Commitments and Contingencies

As of June 30, 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of June 30, 2024, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally up to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statement of Assets and Liabilities and are not reflected in the Company’s Consolidated Statement of Assets and Liabilities.

As of June 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$139,548,030	$137,185,454	$140,306,597	$139,554,926
Equity Investments - Common Stock	5,620,001	4,492,587	5,620,001	5,998,844
Equity Investments - Preferred Stock	6,506,473	6,063,303	6,238,389	6,356,894
Short-Term Investments	110,279,398	110,279,398	112,178,709	112,178,709
Total Investments	$261,953,902	$258,020,742	$264,343,696	$264,089,373

100% of the investments held as of June 30, 2024 and December 31, 2023 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2024 and December 31, 2023 was as follows (the following table does not include short-term investments):

	June 30, 2024	December 31, 2023
Leisure Products	10.6%	8.0%
Diversified Support Services	9.6%	11.4%
Packaged Foods & Meats	9.2%	9.5%
Automotive	9.1%	9.3%
IT Consulting	8.4%	8.4%
Computer & Electronics Retail	8.4%	8.9%
Commercial Building Products	8.3%	8.4%
Industrial Machinery	8.1%	8.1%
Leisure Facilities	6.1%	5.8%
Apparel, Accessories & Luxury Goods	4.4%	4.7%
Health Care Equipment & Supplies	1.2%	3.1%
Health Care Technology	0.0%	0.1%
Total	83.4%	85.7%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy as of June 30, 2024 and December 31, 2023.

	Fair Value Hierarchy as of June 30, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$137,185,454	$137,185,454
Equity Investments - Common Stock	-	-	4,492,587	4,492,587
Equity Investments - Preferred Stock	-	-	6,063,303	6,063,303
Short-Term Investments	-	110,279,398	-	110,279,398
Total	$-	$110,279,398	$147,741,344	$258,020,742

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,554,926	$139,554,926
Equity Investments – Common Stock	-	-	5,998,844	5,998,844
Equity Investments – Preferred Stock	-	-	6,356,894	6,356,894
Short-Term Investments	-	112,178,709	-	112,178,709
Total	$-	$112,178,709	$151,910,664	$264,089,373

The following tables present changes in the fair value of investments for which Level 3 inputs were used to determine the fair value for the six months ended June 30, 2024 and 2023.

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Fair value, beginning of period	$139,554,926	$74,859,228
Purchases of investments	6,282,285	53,025,370
Proceeds from principal pre-payments and sales of investments	(10,066,840)	(359,479)
Net Realized gain (loss)	-	255,244
Net change in unrealized appreciation/(depreciation)	(1,610,906)	482,213
Net accretion of discount on investments	3,025,989	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$137,185,454	$128,262,581

Equity Investments - Common Stock	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Fair value, beginning of period	$5,998,844	$4,518,313
Purchases of investments	-	1,310,000
Proceeds from principal pre-payments and sales of investments	-	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(1,506,257)	684,413
Net Amortization of premium on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,492,587	$6,512,726

Equity Investments - Preferred Stock	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Fair value, beginning of period	$6,356,894	$4,463,601
Purchases of investments	268,083	288,348
Proceeds from principal pre-payments and sales of investments	(19,193)	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(561,674)	(1,607,927)
Net accretion of discount on investments	19,193
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,063,303	$3,144,022

Warrants	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Fair value, beginning of period	$-	$248,788
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Net change in unrealized appreciation/(depreciation)	-	(52,437)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$-	$196,351

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the six months ended June 30, 2024 and 2023.

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Senior Secured Loan Debt Instruments	$(1,610,906)	$482,213
Equity Investments - Common Stock	(1,506,257)	684,413
Equity Investments - Preferred Stock	(561,674)	(1,607,927)
Warrants	-	(52,437)
Total	$(3,678,837)	$(493,738)

The following tables presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value June 30, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$137,185,455	Discounted cash flow	Discount rate	6.10% - 17.48%	9.22%
Equity Investments - Common Stock	$4,492,586	Market approach	EBITDA multiples	3.57x - 7.55x	6.72	x
Equity Investments - Preferred Stock	$6,063,303	Market approach	EBITDA multiples	4.64x - 13.19x	5.56	x

Total	$147,741,344

1)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,554,926	Discounted cash flow	Discount rate	6.03% - 17.07%	9.48%
Equity Investments - Common Stock	$5,998,844	Market approach	EBITDA multiples	3.50x - 7.58x	6.10	x
Equity Investments - Preferred Stock	$3,250,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$157,118	Estimated Contingent Payment [2]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,949,776	Market approach	EBITDA multiples	5.07x - 5.79x	5.65	x

Total	$151,910,664

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the six months ended June 30, 2024 the Company did not issue any common stock.

For the six months ended June 30, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000

Distributions

For the six months ended June 30, 2024, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124

For the six months ended June 30, 2023, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,533

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 311.83% and 299.07%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice. Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”), not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000. Effective April 12, 2023, the Approved Commitment Financing was set at $0. Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000. Effective August 2, 2023, the Approved Commitment Financing was set at $0. Effective September 14, 2023, the Approved Commitment Financing was set at $85,000,000. Effective October 6, 2023, the Approved Commitment Financing was set at $0. Effective December 6, 2023, the Approved Commitment Financing was set at $80,000,000. Effective December 22, 2023, the Approved Commitment Financing was set at $90,000,000. Effective January 4, 2024, the Approved Commitment Financing was set at $0. Effective March 5, 2024, the Approved Commitment Financing was set at $90,000,000. Effective April 6, 2024, the Approved Commitment Financing was set at $0. Effective June 5, 2024, the Approved Commitment Financing was set at $90,000,000.

BNP may terminate the loan agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of and for the six month period ended June 30, 2024 and as of and for the year ended December 31, 2023, credit facility activity was as follows:

	June 30, 2024	December 31, 2023
Outstanding balance as of period end	$83,600,000	$89,000,000
Average balance during the period when in use	$56,306,779	$47,463,847
Average interest rate during the period when in use	5.77%	5.40%
Interest expenses incurred during the period	$532,206	$741,447
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s borrowings under the Loan Agreement approximated their fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table were the Company’s amortized cost which approximated fair value. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of June 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2023	For the three months ended June 30, 2023
Net increase (decrease) in net assets resulting from operations	$5,368,861	$4,886,765	$5,446,070	$3,265,470
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	124,397.4	137,349.3
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$31.75	$28.90	$43.78	$23.77

11.	Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2024 and June 30, 2023. The per common share data has been derived from information provided in the consolidated financial statements.

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,047.73	$1,045.12

Results of Operations:
Net Investment Income (Loss) (1)	53.50	47.75
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(21.75)	(0.42)
Net Increase (Decrease) in Net Assets Resulting from Operations	31.75	47.33

Distributions to Common Stockholders
Distributions from Net Investment Income	(32.23)	(18.11)
Net Decrease in Net Assets Resulting from Distributions	(32.23)	(18.11)

Net Asset Value, End of Period	$1,047.25	$1,074.34

Shares Outstanding, End of Period	169,101.0	149,566.1

Ratios/Supplemental Data
Net assets, end of period	$177,090,208	$160,684,625
Weighted-average shares outstanding (2)	169,101.0	124,397.4
Total Return (3)	3.03%	4.53%
Portfolio turnover (4)	4.45%	0.21%
Ratio of total expenses to average net assets (5)	2.44%	2.37%
Ratio of net investment income (loss) to average net assets (5)	10.23%	8.80%
Asset coverage ratio	311.83%	348.09%

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Calculated for the six months ended June 30, 2024 and 2023, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2024, except as disclosed below.

Effective July 8, 2024, the Approved Commitment Financing was set at $0.

On August 8, 2024, the Company declared a distribution of $25.35 per share, or $4,286,709, payable on August 19, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich BDC, Inc., and the “Adviser” refers to Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co., Inc. (together with the Adviser and their other affiliates, collectively, “Muzinich”).

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

As of June 30, 2024, the Company has capital commitments from investors in the amount of $205,000,000. As of June 30, 2024 the Company has additional paid in capital in the amount of $177,006,868. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings.

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

Portfolio and Investment Activity

As of June 30, 2024, the Company had 14 debt investments totaling $137,185,454, and 15 equity investments totaling $10,555,890 across 10 portfolio companies with an aggregate fair value of approximately $148 million. As of June 30, 2024, our debt investments consisted entirely of senior secured loans. Short-term investments as of June 30, 2024 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $110 million.

The Company’s investment activity for the six months ended June 30, 2024 and 2023 is presented below (information presented herein is at cost unless otherwise indicated).

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
New investments:
Gross investment purchases	$147,456,627	$29,506,379
Less: sold investments	(141,946,704)	(10,053,487)
Total new investments	$5,509,923	$29,277,892

Principal/par/units amount of investments funded:
Term loan debt investments	$6,282,285	$28,689,544
Equity investments	268,083	588,348

Number of new investment commitments	3	2
Average new investment commitment amount	$783,456	$11,750,000
Weighted average maturity for new investment commitments	4.1 Years	6.35 Years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average spread SOFR of new floating rate investment commitments	9.25%	7.45%

As of June 30, 2024 and 2023, the Company’s investments consisted of the following:

	June 30, 2024			June 30, 2023
			Percentage of Total			Percentage of Total
	Amortized	Fair	Investments at	Amortized	Fair	Investments at
	Cost	Value	Fair Value	Cost	Value	Fair Value
Senior secured loan debt instruments[1]	$139,548,030	$137,185,454	53.17%	$128,019,801	128,262,581	58.82%
Equity investments - Common Stock	5,620,001	4,492,587	1.74%	5,620,001	6,512,726	2.99%
Equity investments - Preferred Stock	6,506,473	6,063,303	2.35%	3,413,390	3,144,022	1.44%
Warrants	-	-	0.00%	156,811	196,351	0.09%
Short-term investments	110,279,398	110,279,398	42.74%	79,951,402	79,951,402	36.66%
Total Investments	$261,953,902	$258,020,742	100.00%	$217,161,405	$218,067,082	100.00%

[1]	Disclosed as First Lien Term Loan Debt Investments as of September 30, 2020.

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

Results of Operations

The following table represents the operating results for the three and six months ended June 30, 2024 and 2023:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2023	For the three months ended June 30, 2023
Total investment income	$11,208,553	$5,426,489	$7,540,498	$4,408,476
Total expenses	2,160,855	1,132,900	1,600,691	805,993
Net investment income (loss)	9,047,698	4,293,589	5,939,807	3,602,483
Total net realized gains (losses)			-	-
Total net change in unrealized appreciation/(depreciation)	(3,678,837)	593,176	(493,737)	(337,013)
Total net realized and unrealized appreciation/(depreciation)	(3,678,837)	593,176	(493,737)	(337,013)
Net increase (decrease) in net assets resulting from operations	$5,368,861	$4,886,765	$5,446,070	$3,265,470

Investment Income

Investment income for the three and six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2023	For the three months ended June 30, 2023
Interest from term loan debt instruments and preferred stock	$11,208,553	$5,426,489	$7,538,656	$4,406,634
Commitment fees
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	-	-	1,842	1,842
Total investment income	$11,208,553	$5,426,489	$7,540,498	$4,408,476

Investment income increased from $7,540,498 for the six months ended June 30, 2023 to $11,208,555 for the six months ended June 30, 2024, primarily due to an increase in interest income as a result of further investment activity subsequent to the six months ended June 30, 2023.

Expenses

Operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	For the six months ended June 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2023	For the three months ended June 30, 2023
Management fees	$866,651	$432,793	$650,804	$365,227
Other operating expenses	1,294,204	700,107	949,887	440,766
Expenses waived	-	-	-	-
Total expenses	$2,160,855	$1,132,900	$1,600,691	$805,993

Total expenses increased from $1,600,691 for the six months ended June 30, 2023 to $2,160,855 for the six months ended June 30, 2024, primarily due to an increase in management fees as a result of further investment activity subsequent to the six months ended June 30, 2023.

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

During the six months ended June 30, 2024, the Company had no common stock issuances.

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

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, under the Adviser’s valuation policy and process described below. The factors that may be taken into account in pricing our investments at fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. For the six months ended June 30, 2024, the Company declared the following distribution.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter. For the six months ended June 30, 2024 and 2023, the Company incurred Management Fees of $866,651 and $650,804, respectively, and did not incur incentive fees.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of June 30, 2024, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(292)	(69)	(223)
Base Interest Rate	-	-	-
+100 Basis Points	1,168	275	893
+200 Basis Points	2,364	550	1,814
+300 Basis Points	3,613	825	2,788

This analysis is indicative of the potential impact on our investment income as of June 30, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after June 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the value of our securities.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: August 12, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: August 12, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer