Form 10-Q
period 2024-09-30
Muzinich BDC, Inc.
filed 2024-11-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2024

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

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2024.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2024

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $234,721,434 and $235,516,880, respectively)	$230,257,114	$233,886,915
Affiliated investments, at fair value (amortized cost of $29,638,618 and $28,826,816, respectively)	29,690,395	30,202,458
Cash and cash equivalents	3,566,611	2,832,679
Receivables:
Interest and other	53,934	688,711
Total Assets	$263,568,054	$267,610,763

Liabilities:
Credit facility (Note 9)	85,750,000	89,000,000
Due to custodian	380,807	-
Management fees payable	435,792	443,075
Professional fees payable	380,989	371,613
Income taxes and penalties	-	548,796
Accrued other general and administrative expenses	233,952	75,808
Total Liabilities	$87,181,540	$90,439,292

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of September 30, 2024; and 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2023	169	169
Additional paid-in capital	177,006,868	177,006,868
Total distributable (accumulated) earnings (losses)	(620,523)	164,434
Total Net Assets	$176,386,514	$177,171,471
Total Liabilities and Net Assets	$263,568,054	$267,610,763
Net Asset Value Per Share	$1,043.08	$1,047.73

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)	For the nine months ended September 30, 2023 (Unaudited)	For the three months ended September 30, 2023 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$13,778,774	$4,445,067	$11,589,065	$4,750,116
Commitment fees	-	-	-	-
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	13,778,774	4,445,067	11,589,065	4,750,116
Investment income from affiliated investments and cash equivalents:
Interest income	2,827,583	952,737	1,252,070	550,521
Total investment income from affiliated investments and cash equivalents:	2,827,583	952,737	1,252,070	550,521
Total Investment Income	16,606,357	5,397,804	12,841,135	5,300,637

Expenses:
Management fees	1,302,443	435,792	1,065,753	414,949
Professional fees	840,812	352,503	518,234	195,641
Directors’ fees and expenses	135,000	45,000	135,000	45,000
Interest expense	842,343	310,137	637,893	215,162
Other general and administrative expenses	375,663	191,974	180,358	65,795
Income taxes and penalties	-	-	548,796	548,796
Expenses reimbursed by the advisor	-	-	(548,796)	(548,796)
Total Expenses	3,496,261	1,335,406	2,537,238	936,547
Net Investment Income	13,110,096	4,062,398	10,303,897	4,364,090
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-	-	-
Affiliated investments	-	-	-	-
Total net realized gains/(losses)	-	-	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(2,834,355)	(325,328)	(2,365,464)	(1,036,589)
Affiliated investments	(1,323,865)	(154,055)	791,238	(43,900)
Total net change in unrealized appreciation/(depreciation)	(4,158,220)	(479,383)	(1,574,226)	(1,080,489)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(4,158,220)	(479,383)	(1,574,226)	(1,080,489)
Net Increase (Decrease) in Net Assets Resulting from Operations	$8,951,876	$3,583,015	$8,729,671	$3,283,601
Basic and diluted net investment income (loss) per common share	$77.53	$24.02	$75.91	$27.61
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$52.94	$21.19	$64.31	$20.77
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	135,741.4	158,059.5

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)	For the nine months ended September 30, 2023 (Unaudited)	For the three months ended September 30, 2023 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$13,110,096	$4,062,398	$10,303,897	$4,364,090
Total net realized gains/(losses)	-	-	-	-
Total net change in unrealized depreciation	(4,158,220)	(479,383)	(1,574,226)	(1,080,489)
Net Increase in Net Assets Resulting from Operations	8,951,876	3,583,015	8,729,671	3,283,601

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(9,736,833)	(4,286,709)	(6,070,099)	(3,595,567)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(9,736,833)	(4,286,709)	(6,070,099)	(3,595,567)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	77,000,000	21,000,000
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-	77,000,000	21,000,000
Total Increase/(Decrease) in Net Assets	(784,957)	(703,694)	79,659,572	20,688,034
Net Assets, Beginning of period	177,171,471	177,090,208	101,713,087	160,684,625
Net Assets, End of period	$176,386,514	$176,386,514	$181,372,659	$181,372,659
Net asset value per share	$1,043.08	$1,043.08	$1,072.57	$1,072.57
Common shares outstanding at the end of the period	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2024 (Unaudited)	For the nine months ended September 30, 2023 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$8,951,876	$8,729,671
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	4,158,220	1,574,226
Net realized (gains)/losses on investments	-	-
Net accretion of discount and amortization of premium on investments	(6,105,361)	(4,354,622)
Purchases and drawdowns of investments	(428,216,967)	(394,408,233)
Sales and maturities of and principal paydowns on investments	434,305,972	318,332,908
Changes in operating assets and liabilities:
Interest and other	634,777	(13,388)
Management fees payable	(7,283)	102,437
Professional fees payable	9,376	35,859
Due to custodian	380,807	-
Interest taxes and penalties	(548,796)	548,796
Expenses waived	-	(548,796)
Accrued other general and administrative expenses	158,144	(137,947)
Net cash provided by (used in) operating activities	13,720,765	(70,139,089)
Cash Flows from Financing Activities:
Borrowings on credit facility	247,250,418	181,226,788
Payments on credit facility	(250,500,418)	(183,727,253)
Distributions paid in cash	(9,736,833)	(7,920,197)
Proceeds from issuance of common shares	-	77,000,000
Net cash provided by (used in) financing activities	(12,986,833)	66,579,338
Net increase (decrease) in cash and cash equivalents	733,932	(3,559,751)
Cash and cash equivalents, beginning of period	2,832,679	8,144,235
Cash and cash equivalents, end of period	$3,566,611	$4,584,484

Supplemental Information
Cash paid during the period for interest	$700,077	$-

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2024 (Unaudited)

		Spread		Interest	Paid in Kind		Maturity/				Percentage
		Above		Rate/Discount	Interest	Acquisition	Expiration	Principal /		Fair	of Net
Portfolio Company	Industry	Index	Floor	Rate/Dividend Rate	Rate	Date	Date	Units	Cost (1)	Value (2)	Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	16.19656%	6.19656%	11/23/2021	5/24/2027	$14,111,879	$13,919,970	$13,536,414	7.7%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	-	-	16.19656%	6.19656%	8/8/2023	5/24/2027	1,418,013	1,393,392	1,360,188	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/11/2027	10,353,441	10,170,231	10,264,036	5.8%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	22,300,784	21,965,834	20,244,771	11.5%
TEAM NexBelt Investors, LLC Term Loan (3,4)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	11.59317%	N/A	4/13/2022	4/13/2027	6,505,840	6,427,590	6,329,959	3.6%
Quest Bidco (GoApe) LLC Term Loan (3,4)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	14.59317%	14.59317%	5/9/2022	5/9/2027	12,927,897	12,815,030	10,184,765	5.8%
Quest Bidco LLC Term Loan (3,4)	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,055	20,055	15,799	0.0%
Macrosoft, Inc. Term Loan (3,4)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.84317%	N/A	5/31/2023	5/31/2028	14,775,000	14,536,011	14,872,338	8.4%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 9.00%	4.00%	14.30055%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,880,000	15,822,018	16,140,931	9.2%
AGS Automotive Solutions Delayed Draw Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	8/31/2022	7/11/2027	4,238,822	4,191,245	4,202,218	2.4%
Montbleau Holdings, LLC Term Loan B (3,4)	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	0.00000%	3/27/2023	3/21/2028	8,020,222	7,894,969	8,126,569	4.6%
Montbleau Holdings Term Loan C (3,4)	Commercial Building Products	3 Month SOFR USD + 5.00%	7.00%	12.00000%	0.00000%	11/1/2023	3/21/2028	5,012,639	4,925,779	5,079,106	2.9%

Total Senior Secured Loan Debt Investments								$115,564,592	$114,082,124	$110,357,094	62.7%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	$1,000	$1,000,000	$954,133	0.5%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	442,205	0.3%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	403,880	0.2%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	197,550	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,587,161	0.9%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	706,664	0.4%
Total Equity Investments - Common Stock								2,202,435	$5,120,001	$4,291,593	2.4%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	$500	$500,000	$477,067	0.3%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	454,546	749,688	2,356,636	1.3%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	156,570	0.1%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	1,280,318	0.7%
Total Equity Investments - Preferred Stock								3,345,073	$4,181,473	$4,270,591	2.4%

Total Equity Investments									$9,301,474	$8,562,184	4.8%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.91922%	N/A	8/2/2024, 8/28/2024, 9/9/24, 9/13/24, 9/19/24, 9/25/24	10/3/2024	$101,900,000	$101,872,051	$101,872,051	57.8%
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.63000%	N/A	9/27/24, 9/30/2024	10/29/2024	$9,500,000	$9,465,785	$9,465,785	5.4%
Total Short-Term Investments								$111,400,000	$111,337,836	$111,337,836	63.2%

Total Non-Controlled/Non-Affiliated Investments									$234,721,434	$230,257,114	130.7%

Affiliated Investments (7)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	14.08156%	4.57097%	3/3/2023	3/3/2028	$15,360,387	$15,142,688	$14,936,023	8.5%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	13.50000%	1.50000%	11/28/2023	11/28/2028	11,470,226	11,270,930	11,724,139	6.6%
Total Senior Secured Loan Debt Investments								$26,830,613	$26,413,618	$26,660,162	15.1%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	8.00000%	N/A	3/3/2023	N/A	$500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$400,000	0.2%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%

Total Equity Investments - Common Stock
								$1,800	$900,000	$400,000	0.2%
Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,630,233	1.5%
Total Equity Investments - Preferred Stock								$1,095,044	$2,325,000	$2,630,233	1.7%

Total Equity Investments								$1,098,644	$3,225,000	$3,030,233	1.7%

Total Affiliated Investments									$29,638,618	$29,690,395	16.8%

Total Investments									$264,360,052	$259,947,509	147.5%

Liabilities in Excess of Other Assets										(83,560,995)	(47.5)%
Net assets										$176,386,514	100.0%

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on September 30, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the 1940 Act, the Company is deemed to be an "affiliate person" of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (Note 4).

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

Muzinich BDC, Inc. (the “Company,” “we,” “our,” or “us”) is a Delaware corporation formed on May 29, 2019. The Company is structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was formed primarily to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor will make a capital commitment to purchase shares of common stock pursuant to a subscription agreement with the Company. Investors will be required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors.

The commitment period of the Company (the “Commitment Period”) was scheduled to last for three years from the date of the Company’s first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019, subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year in its discretion. On August 9, 2022, the Board of Directors approved the extension of the Commitment Period by one year, to August 23, 2023. The Company’s first drawdown was due on September 25, 2019. The Company will terminate on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend the Company’s life for a maximum of two consecutive one-year periods or (ii) the Adviser’s determination to terminate the Company upon full realization of the Company’s portfolio or if market opportunities are inadequate to support the Company’s ongoing operation.

In December 2023, the Company established a wholly owned subsidiary named Muzinich BDC Holdings LLC (the “Subsidiary”). The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year End

The Company’s fiscal year ends on December 31.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

Basis of Consolidation

Under Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide for Investment Companies, the Company is precluded from consolidating any entity other than another investment company, a controlled operating company that provides substantially all of its services and benefits to the Company, and certain entities established for tax purposes where the Company holds a 100% interest. Accordingly, the Company’s consolidated financial statements include its accounts and the accounts of the Subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2024 and December 31, 2023; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of September 30, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur further offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company will generally invest in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

The Company expects that there will not be readily available market values for many of the investments which are or will be in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Adviser’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser to perform the fair valuation determinations of the Company’s investments for which market quotations are not readily available, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Each portfolio company or investment is initially valued by the investment professionals of the Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management and that of the Adviser;

(3)	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

(4)	In following these approaches, the types of factors that are taken into account in determining the fair value of such investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earnings and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of the Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	The Board of Directors oversees the Company’s valuation process and in support of this oversight, the Adviser provides periodic reports to the Board on valuation matters.

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

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes amortization of premiums or accretion of discounts. Discounts and premiums to par value on securities purchased are accreted and amortized, respectively, into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of premiums or accretion of discounts, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain PIK interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies. These fees will generally only be available to the Company as a result of closing investments, will normally be paid at the closing of the investment, are expected to be non-recurring and will be recognized as revenue when earned upon closing of the investment. The services provided vary by investment, but can include closing work, diligence or other similar fees and fees for providing managerial assistance to the Company’s portfolio companies. In addition, the Company may generate revenue in the form of commitment, origination, structuring or diligence fees, monitoring fees and possibly consulting and performance-based fees.

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Company’s Consolidated Statement of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the consolidated financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the Consolidated Statements of Assets and Liabilities as a liability until the investment is recorded.

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

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact to its consolidated financial statements.

3.	Income Taxes

Taxation as a Regulated Investment Company

The Company has elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it distributes to its stockholders as dividends. Rather, any tax liability related to income distributed by the Company represents obligations of the Company’s investors and will not be reflected in the consolidated financial statements of the Company. The Company will be subject to U.S. federal income tax at the regular corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company must distribute to its stockholders on a timely basis each year at least 90% of its “investment company taxable income,” which is generally its net ordinary taxable income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

In order for the Company not to be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income, it must distribute annually an amount at least equal to the sum of (i) 98.0% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) any ordinary income and net capital gains that it recognized for preceding years that were not distributed during such years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. The Company’s federal tax years 2021, 2022, and 2023 remain subject to examination by the Internal Revenue Service and the State of Delaware.

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

In December 2023, the Company established the Subsidiary to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

The Company does not consider the Section 851(i) Tax Liability due on the income generated from the Company’s ownership percentage in assets from which the nonqualifying income was derived during the tax year ended December 31, 2022 to be an uncertain tax position. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations and interpretations thereof.

Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s federal tax years 2020, 2021, 2022, and 2023 remain subject to examination by the Internal Revenue Service and the State of Delaware.

Distributions and Components of Net Assets on a Tax Basis

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709

Components of net assets, tax cost, and tax status of distributions are determined at year-end. As of December 31, 2023, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

Year Ended December 31, 2023
Undistributed Ordinary Income—net	$667,340

Total Undistributed Earnings	$667,340
Capital Loss Carryforward
Perpetual Long-Term	$(424,674)
Perpetual Short-Term	(101,203)
Timing Differences (Organizational Costs/Other)	(316,413)
Unrealized Earnings (Losses)—net	339,384
Total Accumulated Earnings (Losses)—net	$164,434

As of December 31, 2023, the cost of investments for the Company for tax purposes was $263,749,989. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2023 is presented as follows:

Year Ended December 31, 2023
Tax cost	$263,749,989
Gross unrealized appreciation on investments	6,986,440
Gross unrealized depreciation on investments	(6,647,056)
Total investments at fair value	$264,089,373

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

For the nine months ended September 30, 2024, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2023 was primarily due to a reclassification of a non-deductible excise tax to additional paid-in capital. For the year ended December 31, 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the Year Ended December 31, 2023
Additional paid-in capital	$(20,164)
Total distributable earnings	$20,164

4.	Agreements and Related Party Transactions

Investment Management Agreement

The Company has entered into the Investment Management Agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory service fees consist of a management fee and an incentive fee. The cost of both the management fee and the incentive fee is ultimately borne by the Company’s stockholders.

Management Fees

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and nine months ended September 30, 2024 and 2023, the Company incurred Management Fees of $435,792, $1,302,443, $414,949, and $1,065,753, respectively.

Incentive Fee

Pursuant to the Investment Management Agreement, the Company incurs an incentive fee (the “Incentive Fee”) payable to the Adviser. The Incentive Fee will not be released or paid to the Adviser until the liquidation of the Company’s portfolio. However, the Incentive Fee will accrue throughout the Company’s life, and the Company may set aside assets in anticipation of paying it. However, the Company does not intend to actually pay the Incentive Fee to the Adviser until the end of the life of the Company.

In order to determine the size of the Incentive Fee, the Company refers to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

For the avoidance of doubt, the Incentive Fee Calculation Methodology is not intended to describe the Company’s actual operations with respect to the making of distributions, and the Incentive Fee Calculation Methodology does not limit the Company’s ability to make distributions to stockholders over the life of the Company (other than the Company’s actual payment of the Incentive Fee upon its liquidation). Rather, the Incentive Fee Calculation Methodology is a tool, the sole purpose of which is to calculate the size of the Incentive Fee.

To calculate the size of the Incentive Fee, the Company will refer to (1) the amounts and timing of stockholders’ capital contributions to the Company and (2) the amounts and timing of the Company’s distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is as follows:

(a)	First, the Company will make distributions to its stockholders until stockholders have received 100% of their Contributed Capital (as defined below).

(b)	Second, the Company will make distributions to its stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, the Company will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by the Company under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that the Company distributes will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all stockholders of the Company in respect of their shares of common stock. All distributions (or deemed distributions) to stockholders, including investment income (i.e., proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions, but is never less than zero.

The term “distribution” includes all distributions of the Company’s assets, including in respect of proceeds from the full or partial realization of the Company’s investments and income from investing activities, and may include amounts treated as a return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

If the Investment Management Agreement is terminated prior to the termination of the Company (other than an instance in which the Adviser voluntarily terminates the agreement), the Company will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Investment Management Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all investments were liquidated for their then-current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all the Company’s outstanding liabilities, and (c) the remainder were distributed to stockholders and paid as an Incentive Fee in accordance with the Incentive Fee Calculation Methodology, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. The Company will make the Termination Incentive Fee Payment in cash on or immediately following the date the Investment Management Agreement is so terminated.

The Investment Management Agreement was approved for an initial two-year term on August 8, 2019, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act and (b) by a vote of (1) a majority of the Board of Directors or (2) a majority of the Company’s outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the outstanding voting stock), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment. The Board of Directors most recently approved the renewal of the Investment Management Agreement at a meeting held on July 25, 2024.

For the three and nine months ended September 30, 2024 and 2023, the Company did not incur any Incentive Fees.

Administration Agreement

The Company has entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate.

Placement Agent Agreement

The Company has entered into a placement agent agreement with Muzinich Capital LLC (the “Placement Agent”) to serve as its placement agent for the domestic and offshore offering of the Company’s shares of common stock.

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., Inc. (“Muzinich”), an affiliate of the Adviser, pursuant to which Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse effect on the Company’s operations.

Reimbursement of Certain Expenses

During the nine months ended September 30, 2024 and 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2024 and 2023, the total costs reimbursable to Muzinich were $385 and $0, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On February 2, 2021, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current investment objective and strategies.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the nine months ended September 30, 2024, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value September 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value September 30, 2024	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,360,387	$15,313,821	$-	$-	$36,607	$-	$(414,405)	$14,936,023	$1,643,603
Diamond Blade Warehouse Term Loan	$11,470,226	$11,098,500	$-	$-	$24,281	$-	$601,358	$11,724,139	$1,183,980
Total						$-	$186,953	$26,660,162	$2,827,583

Equity Investments - Common Stock	Shares September 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value September 30, 2024	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$540,137	$-	$-	$-	$(540,137)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-	$-	$400,000	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(540,137)	$400,000	$-

Equity Investments - Preferred Stock	Shares September 30, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value September 30, 2024	Dividend Income
Diamond Blade Warehouse	1,095,044	$3,250,000	$-	$-	$-	$(619,767)	$2,630,233	$-
Total					$-	$(619,767)	$2,630,233	$-

5.	Commitments and Contingencies

As of September 30, 2024, September 30, 2023, and December 30, 2023, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of September 30, 2024, September 30, 2023, and December 30, 2023, there were no capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of September 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$140,495,742	$137,017,256	$140,306,597	$139,554,926
Equity Investments - Common Stock	6,020,001	4,691,593	5,620,001	5,998,844
Equity Investments - Preferred Stock	6,506,473	6,900,824	6,238,389	6,356,894
Short-Term Investments	111,337,836	111,337,836	112,178,709	112,178,709
Total Investments	$264,360,052	$259,947,509	$264,343,696	$264,089,373

100% of the Company’s investments as of September 30, 2024 and December 31, 2023 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2024 and December 31, 2023 was as follows (the following table does not include short-term investments):

	September 30, 2024	December 31, 2023
Leisure Products	11.6%	8.0%
Diversified Support Services	9.9%	11.4%
Packaged Foods & Meats	9.3%	9.5%
Automotive	8.7%	9.3%
IT Consulting	8.5%	8.4%
Computer & Electronics Retail	8.7%	8.9%
Commercial Building Products	8.4%	8.4%
Industrial Machinery	8.1%	8.1%
Leisure Facilities	5.8%	5.8%
Apparel, Accessories & Luxury Goods	4.0%	4.7%
Health Care Equipment & Supplies	1.3%	3.1%
Health Care Technology	0.0%	0.1%
Total	84.3%	85.7%

7.	Fair Value of Investments

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

The inputs for the determination of fair value may require significant management judgment or estimation and are based upon the Adviser’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach, and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by a disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2024 and December 31, 2023:

	Fair Value Hierarchy as of September 30, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$137,017,256	$137,017,256
Equity Investments - Common Stock	-	-	4,691,593	4,691,593
Equity Investments - Preferred Stock	-	-	6,900,824	6,900,824
Short-Term Investments	-	111,337,836	-	111,337,836
Total	$-	$111,337,836	$148,609,673	$259,947,509

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,554,926	$139,554,926
Equity Investments – Common Stock	-	-	5,998,844	5,998,844
Equity Investments – Preferred Stock	-	-	6,356,894	6,356,894
Short-Term Investments	-	112,178,709	-	112,178,709
Total	$-	$112,178,709	$151,910,664	$264,089,373

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value for the nine months ended September 30, 2024 and 2023:

Senior Secured Loan Debt Instruments	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Fair value, beginning of period	$139,554,926	$74,859,228
Purchases of investments	6,282,285	60,699,901
Proceeds from principal pre-payments and sales of investments	(10,799,451)	(6,048,736)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(2,726,816)	(454,557)
Net accretion of discount on investments	4,706,312	172,014
Transfers into (out of) Level 3	-	-
Fair value, end of period	$137,017,256	$129,483,094

Equity Investments - Common Stock	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Fair value, beginning of period	$5,998,844	$4,518,313
Purchases of investments	400,000	1,810,000
Proceeds from principal pre-payments and sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(1,707,251)	279,532
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,691,593	$6,607,845

Equity Investments - Preferred Stock	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Fair value, beginning of period	$6,356,894	$4,463,601
Purchases of investments	268,083	288,348
Proceeds from principal pre-payments and sales of investments	(19,193)	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	275,847	(1,307,224)
Net accretion of discount on investments	19,193	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$6,900,824	$3,444,725

Warrants	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Fair value, beginning of period	$-	$248,788
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	(196,964)
Net change in unrealized appreciation/(depreciation)	-	(91,977)
Net accretion of discount on investments	-	40,153
Transfers into (out of) Level 3	-	-
Fair value, end of period	$-	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the nine months ended September 30, 2024 and 2023:

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Senior Secured Loan Debt Instruments	$(2,726,816)	$(454,557)
Equity Investments - Common Stock	(1,707,251)	279,532
Equity Investments - Preferred Stock	275,847	(1,307,224)
Warrants	-	(91,977)
Total	$(4,158,220)	$(1,574,226)

The following tables presents quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2024 and December 31, 2023. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value September 30, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$137,017,256	Discounted cash flow	Discount rate	6.34% - 18.47%	9.83%
Equity Investments - Common Stock	$4,291,593	Market approach	EBITDA multiples	3.71x - 7.55x	6.20x
Equity Investments - Common Stock	$400,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$6,900,824	Market approach	EBITDA multiples	5.83x - 13.19x	6.86x

Total	$148,609,673

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	Fair Value December 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$137,017,256	Discounted cash flow	Discount rate	6.34% - 18.47%	9.83%
Equity Investments - Common Stock	$6,921,825	Market approach	EBITDA multiples	4.52x - 7.60x	6.73x
Equity Investments - Common Stock	$400,000	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$4,270,591	Market approach	EBITDA multiples	5.83x - 13.19x	6.40x

Total	$151,910,664

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the nine months ended September 30, 2024, the Company did not issue any common stock.

For the nine months ended September 30, 2023, the Company had the following common stock issuances:

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.6	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

Distributions

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709

For the nine months ended September 30, 2023, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio was 305.70% and 299.07%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $100,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement. The Loan Agreement will accrue interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15% with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

Effective February 24, 2021, the Loan Agreement was amended to state that the cash financing made available by BNP would be in an amount up to an amount notified by the Company to BNP in writing from time to time (the “Approved Commitment Financing”) not to exceed the Maximum Commitment Financing. As of the effective date of the amendment, the Approved Commitment Financing was set at $0. Effective March 11, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective May 3, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective September 1, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $49,000,000. Effective August 17, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective November 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective December 2, 2021, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $50,000,000. Effective February 15, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective March 4, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $40,000,000. Effective May 10, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective May 23, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $55,000,000. Effective August 5, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $0. Effective August 31, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be set at $60,000,000. Effective November 3, 2022, the Loan Agreement was amended to provide that the Approved Commitment Financing would be such amount as notified by the Company to BNP from time to time via electronic mail, which amount will become effective as of the first business day immediately following express confirmation thereof by BNP, except to the extent expressly indicated in such confirmation to take effect on the same business day. Effective November 29, 2022, the Approved Commitment Financing was set at $65,000,000. Effective January 23, 2023, the Approved Commitment Financing was set at $0. Effective March 10, 2023, the Approved Commitment Financing was set at $85,000,000. Effective April 12, 2023, the Approved Commitment Financing was set at $0. Effective May 25, 2023, the Approved Commitment Financing was set at $70,000,000. Effective August 2, 2023, the Approved Commitment Financing was set at $0. Effective September 14, 2023, the Approved Commitment Financing was set at $85,000,000. Effective October 6, 2023, the Approved Commitment Financing was set at $0. Effective December 6, 2023, the Approved Commitment Financing was set at $80,000,000. Effective December 22, 2023, the Approved Commitment Financing was set at $90,000,000. Effective January 4, 2024, the Approved Commitment Financing was set at $0. Effective March 5, 2024, the Approved Commitment Financing was set at $90,000,000. Effective April 6, 2024, the Approved Commitment Financing was set at $0. Effective June 5, 2024, the Approved Commitment Financing was set at $90,000,000. Effective July 8, 2024, the Approved Commitment Financing was set at $0. Effective September 6, 2024, the Approved Commitment Financing was set at $90,000,000.

BNP may terminate the Loan Agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of and for the nine-month period ended September 30, 2024 and as of and for the year ended December 31, 2023, credit facility activity was as follows:

	September 30, 2024	December 31, 2023
Outstanding balance as of period end	$85,750,000	$89,000,000
Average balance during the period when in use	$57,137,795	$47,463,847
Average interest rate during the period when in use	5.70%	5.40%
Interest expenses incurred during the period	$842,343	$741,447
Financing expenses incurred during the period NM	$-	$-
NM - not meaningful

As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s borrowings under the Loan Agreement approximated their fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table were the Company’s amortized cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of September 30, 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the nine months ended September 30, 2023	For the three months ended September 30, 2023
Net increase (decrease) in net assets resulting from operations	$8,951,876	$3,583,015	$8,729,671	$3,283,601
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	135,741.4	158,059.5
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$52.94	$21.19	$64.31	$20.77

11.	Consolidated Financial Highlights

The following is a schedule of financial highlights for the nine months ended September 30, 2024 and 2023. The per common share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,047.73	$1,045.12

Results of Operations:
Net Investment Income (Loss) (1)	77.53	75.91
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(24.60)	(6.31)
Net Increase (Decrease) in Net Assets Resulting from Operations	52.93	69.60

Distributions to Common Stockholders
Distributions from Net Investment Income	(57.58)	(42.15)
Net Decrease in Net Assets Resulting from Distributions	(57.58)	(42.15)

Net Asset Value, End of Period	$1,043.08	$1,072.57

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratios/Supplemental Data
Net assets, end of period	$176,386,514	$181,372,659
Weighted-average shares outstanding (2)	169,101.0	135,741.4
Total Return (3)	5.11%	6.70%
Portfolio turnover (4)	4.71%	1.03%
Ratio of total expenses to average net assets without reimbursement (5)	2.63%	2.80%
Ratio of total expenses to average net assets with reimbursement	2.63%	2.30%
Ratio of net investment income (loss) to average net assets without reimbursement (5)	9.86%	8.86%
Ratio of net investment income (loss) to average net assets with reimbursement	9.86%	9.35%
Asset coverage ratio without reimbursement	305.70%	484.73%
Asset coverage ratio with reimbursement	305.70%	485.90%

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Calculated for the nine months ended September 30, 2024 and 2023, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2024, except as disclosed below.

Effective October 4, 2024, the Approved Commitment Financing was set at $0.

On October 16, 2024, the investment in Quest BidCo LLC was restructured, becoming an affiliated investment. As part of the restructuring we added a $2.0 million Delayed Draw Term Loan (“DDTL”) tranche to the existing debt investment. Additionally, we have made fundings to Quest BidCo LLC under the DDTL of $173,500, $500,000 and $250,000 on October 16, 2024, October 25, 2024, and November 6, 2024, respectively, since the restructuring.

On November 7, 2024, the Company declared a distribution of $23.14 per share, or $3,912,996, payable on November 21, 2024.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or beliefs of the Company and/or Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof, or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II, Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those referenced in the section entitled “Item 1A. Risk Factors” in Part II of this Form 10-Q and elsewhere in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2024, we have capital commitments from investors in the amount of $205,000,000. As of September 30, 2024, we have additional paid-in capital in the amount of $177,006,868. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. Management anticipates raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock (“Private Offerings”).

Revenues

We generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. We expect most of the debt securities we will hold will be floating rate in nature. The debt we invest in will typically not be rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) and lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

We anticipate that all investment professionals and staff of our Adviser, when and to the extent engaged in providing investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser and its affiliates.

We will bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into a credit facility with BNP Paribas Prime Brokerage International, Limited (“BNP”) and may enter into a further credit facility or other debt arrangements to partially fund our operations. We have and will incur costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have a limited operating history, and therefore statements concerning additional expenses are necessarily estimates and may not match our actual results of operations in the future.

Portfolio and Investment Activity

As of September 30, 2024, we had 14 debt investments totaling $137,017,256, and 15 equity investments totaling $11,592,417 across 10 portfolio companies with an aggregate fair value of approximately $148.6 million. As of September 30, 2024, our debt investments consisted entirely of senior secured loans. Short-term investments as of September 30, 2024 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $111 million.

Our investment activity for the nine months ended September 30, 2024 and 2023 is presented below (information presented herein is at cost unless otherwise indicated):

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
New investments:
Gross investment purchases	$428,216,967	$146,473,190
Less: sold investments	(434,305,972)	(1,196,672)
Total new investments	$(6,089,005)	$145,276,518

Principal/par/units amount of investments funded:
Term loan debt investments	$137,017,256	$144,776,518
Equity investments	11,592,417	500,000

Number of new investment commitments	3	2
Average new investment commitment amount	$783,456	$11,750,000
Weighted average maturity for new investment commitments	4.1 years	6.35 years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average spread SOFR of new floating rate investment commitments	9.25%	7.45%

As of September 30, 2024 and 2023, our investments consisted of the following:

	September 30, 2024			September 30, 2023
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt instruments[1]	$140,495,742	$137,017,256	52.72%	$130,177,087	129,483,093	57.71%
Equity investments - Common Stock	6,020,001	4,691,593	1.80%	6,120,001	6,607,845	2.94%
Equity investments - Preferred Stock	6,506,473	6,900,824	2.65%	3,413,390	3,444,725	1.54%
Warrants	-	-	0.00%	-	0	0.00%
Short-term investments	111,337,836	111,337,836	42.83%	84,839,972	84,839,972	37.81%
Total Investments	$264,360,052	$259,947,509	100.00%	$224,550,450	$224,375,635	100.00%

[1]	Disclosed as First Lien Term Loan Debt Investments as of September 30, 2024.

The Adviser believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and to help ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, portfolio company management, consultants, advisers and other security holders to discuss financial positions, compliance with covenants, financial requirements and execution of the portfolio company’s business plan. In addition, the Adviser’s personnel may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, we will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with knowledge gained through due diligence of the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

The Company’s operating results for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the nine months ended September 30, 2023	For the three months ended September 30, 2023
Total investment income	$16,606,357	$5,397,804	$12,841,135	$5,300,637
Total expenses	3,496,261	1,335,406	2,537,238	936,547
Net investment income (loss)	13,110,096	4,062,398	10,303,897	4,364,090
Total net realized gains (losses)	-	-	-	-
Total net change in unrealized appreciation/(depreciation)	(4,158,220)	(479,383)	(1,574,226)	(1,080,489)
Total net realized and unrealized appreciation/(depreciation)	(4,158,220)	(479,383)	(1,574,226)	(1,080,489)
Net increase (decrease) in net assets resulting from operations	$8,951,876	$3,583,015	$8,729,671	$3,283,601

Investment Income

Investment income for the three and nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the nine months ended September 30, 2023	For the three months ended September 30, 2023
Interest from term loan debt instruments	$16,606,357	$5,397,804	$7,464,090	$5,377,045
Commitment fees	-	-	-	-
Interest from cash and cash equivalents	-	-	-	-
Interest from short-term investments	-	-	5,377,045	(76,408)
Total investment income	$16,606,357	$5,397,804	$12,841,135	$5,300,637

Investment income increased from $5,300,637 and $12,841,135 for the three and nine months ended September 30, 2023, respectively, to $5,397,804 and $16,606,357 for the three and nine months ended September 30, 2024, primarily due to an increase in interest income as a result of further investment activity compared to the three and nine months ended September 30, 2023.

Expenses

Operating expenses for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the nine months ended September 30, 2024	For the three months ended September 30, 2024	For the nine months ended September 30, 2023	For the three months ended September 30, 2023
Management fees	$1,302,443	$435,792	$1,065,753	$414,949
Other operating expenses	2,193,818	899,614	2,020,281	1,070,394
Expenses waived	-	-	(548,796)	(548,796)
Total expenses	$3,496,261	$1,335,406	$2,537,238	$936,547

Total expenses increased from $936,547 and $2,537,238 for the three and nine months ended September 30, 2023, respectively, to $1,335,406 and $3,496,261 for the three and nine months ended September 30, 2024, respectively, primarily due to an increase in management fees as a result of further investment activity compared to the three and nine months ended September 30, 2023.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common or preferred stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We have entered into a committed facility agreement with BNP (the “Loan Agreement”), and we may seek to enter into any further bank debt, credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. We anticipate generating further cash from drawdowns in respect of capital committed by investors in Private Offerings. We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the nine months ended September 30, 2024, we had no common stock issuances.

Borrowings. We expect to borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or repurchase our securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage, and thus are also subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments, but are not considered to be borrowings.

In connection with our use of leverage, we intend to borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. Accordingly, we have entered into the Loan Agreement with BNP and have engaged in borrowings under the Loan Agreement for this purpose. Although we expect to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Contractual Obligations. We have entered into certain contracts under which we have material future commitments. We have entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we will pay the Adviser the Management Fees and Incentive Fees (each as defined below) described under the heading “Compensation of Adviser” below.

We have also entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank, pursuant to which U.S. Bank will provide us with accounting services.

Hedging. We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements should we undertake them, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with the procedures adopted by our Board of Directors, the net asset value (“NAV”) per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we will generally invest in illiquid securities, including debt and equity securities of middle-market companies.

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and we will value such investments at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Adviser’s valuation policy and process described below. The factors that may be taken into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair values of such investments. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determination, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors, which follow a multi-step valuation process each quarter (or more frequently, as appropriate) as described below:

(1)	Our valuation process begins with each portfolio company or investment being initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with our senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment will be reviewed by an independent valuation firm.

(4)	In following these approaches, the types of factors that are taken into account in fair value pricing investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees our valuation process and in support of this oversight the Adviser provides periodic reports to the Board on valuation matters.

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. For the nine months ended September 30, 2024, we declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709

We have elected to be a BDC under the 1940 Act. We also have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year, except that we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year and pay any applicable U.S. federal excise tax. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

Compensation of Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by us) at the end of the then-current calendar quarter and our NAV at the end of the prior calendar quarter. For the nine months ended September 30, 2024 and 2023, we incurred Management Fees of $1,302,443 and $1,065,753, respectively.

Management Fees are generally expected to be paid using available funds quarterly, in which case these payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments in order to pay Management Fees, and any such drawdown amounts would reduce unfunded capital commitments.

Incentive Fee. Pursuant to the Investment Management Agreement, we will pay an incentive fee (the “Incentive Fee”) to the Adviser. The Incentive Fee will not be released to the Adviser until the liquidation of our portfolio. The Incentive Fee will accrue as a liability on our Consolidated Statement of Assets and Liabilities throughout our life, and we may set aside assets in anticipation of paying it. However, we do not intend to actually pay out the Incentive Fee to the Adviser until the end of our life.

In order to determine the size of the Incentive Fee, we will refer to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

For the avoidance of doubt, the Incentive Fee Calculation Methodology is not intended to describe our actual operations with respect to the making of distributions, and the Incentive Fee Calculation Methodology does not limit our ability to make distributions to stockholders over our life (other than our actual payment of the Incentive Fee upon our liquidation). Rather, the Incentive Fee Calculation Methodology is a tool whose sole purpose is to calculate the size of the Incentive Fee.

To calculate the size of the Incentive Fee, we will refer to (1) the amounts and timing of stockholders’ contributions to us and (2) the amounts and timing of our distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is:

(a)	First, we will make distributions to its stockholders until stockholders have received 100% of Contributed Capital (as defined below).

(b)	Second, we will make distributions to its stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, we will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by us under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that we distribute will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of both September 30, 2023 and September 30, 2024, no Incentive Fee has been accrued or is payable.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all stockholders in respect of their shares of our common stock. All distributions (or deemed distributions), including investment income (i.e., proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, to stockholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

The term “distribution” includes all distributions of our assets including in respect of proceeds from the full or partial realization of our investments and income from investing activities and may include amounts treated as return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(294)	(71)	(223)
Base Interest Rate	-	-	-
+100 Basis Points	1,174	283	891
+200 Basis Points	2,348	566	1,782
+300 Basis Points	3,590	850	2,740

This analysis is indicative of the potential impact on our investment income as of September 30, 2024, assuming an immediate and sustained change in interest rates as noted. In addition, this analysis does not adjust for potential changes in our portfolio or our borrowing facilities after September 30, 2024 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: November 12, 2024	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 12, 2024	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer