Form 10-K
period 2024-12-31
Muzinich BDC, Inc.
filed 2025-03-28
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 has not been provided because there is no established market for the registrant’s common stock.

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of March 27, 2025.

MUZINICH BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

PART I

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, qualify, and intend to qualify annually as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for U.S. federal income tax purposes. As a BDC and a RIC, we are required to comply with certain regulatory requirements.

We have conducted private offerings (“Private Offerings”) of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock were offered and sold in Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering was made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

On August 23, 2019 (the “Initial Closing Date”), we began entering into separate subscription agreements with a number of investors providing for the private placement of our common stock pursuant to one or more closings in respect of Private Offerings. We refer to the closing held on the Initial Closing Date as the “Initial Closing.” At each closing in respect of any Private Offering, each investor made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to us, failure by an investor to purchase additional common stock when requested by us will, following a cure period of ten business days, result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in the purchase of additional shares on any future drawdown date or otherwise participate in any future investments in us. All purchases are generally made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of our common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the 1940 Act.

Our Commitment Period (as defined below) began on the Initial Closing Date and ended on August 23, 2023, following the approval by our Board of Directors (the “Board” or “Board of Directors”) on August 9, 2022 to extend the initial Commitment Period for one additional year from August 23, 2022 (the three-year anniversary of the Initial Closing Date) to August 23, 2023 (such period, including such extension, the “Commitment Period”). Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any guarantee or indemnity we made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment) may be retained and reinvested by us, provided that such additional amounts reinvested will not, in the aggregate, exceed our total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments.

No investor is permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on our common stock issuances.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to partner with strong management teams executing long-term growth strategies that have credit worthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. In this Form 10-K, we generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” generally between $5 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We invest in primary origination investments, and we may also invest in open-market secondary purchases. We expect to source our primary origination investments through Muzinich BDC Adviser, LLC’s (the “Adviser’s”) and its affiliates’ network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including investments in cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between three and eight years and to generally range in size between $10 million and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact our performance by limiting the availability of potential investments.

We have established a subsidiary, Muzinich BDC Holdings, LLC (the “Subsidiary”), which serves to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and we consolidate the Subsidiary for accounting purposes, but the Subsidiary will not be consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result. See “Certain U.S. Federal Income Tax Consequences” for more information.

The Adviser – Muzinich BDC Adviser, LLC

Our investment activities are managed by the Adviser, which is an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”, and together with the Adviser and their other affiliates, collectively, “Muzinich”). Our Adviser is an investment adviser registered with the U.S. Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the Investment Adviser Registration Depository website of the SEC. Subject to the supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services.

Our Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement (as defined below). Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which, if terminated, may have a material adverse consequence on our operations. See “Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.”

The Board of Directors

Our Board of Directors has ultimate authority as to our investments, but it delegates authority to our Adviser to select and monitor our investments, subject to the supervision of the Board. Pursuant to our Amended and Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), the number of our directors is fixed from time to time by the Board. A majority of the Board will at all times consist of directors who are not “interested persons” of us, our Adviser or of any of their respective affiliates, as defined in the 1940 Act (the “Independent Directors”). Under our Certificate of Incorporation, our Board is divided into three classes. Each class of directors generally holds office for a three-year term. However, the initial members of the three classes had initial terms of one, two, and three years, respectively. As a result, only one class of directors will be up for election at each annual meeting of our stockholders. At each annual meeting of our stockholders following our adoption of a classified board, the successors to the class of directors whose terms expire at such meeting will be elected to hold office for a term expiring at the annual meeting of stockholders held in the third year following the year of their election.

Investment Management Agreement

We have entered into the Investment Management Agreement with the Adviser (the “Investment Management Agreement”), under which the Adviser:

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

The Investment Management Agreement provides that the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Management Agreement or otherwise as our investment adviser, except to the extent specified in Section 36(b) of the 1940 Act concerning loss from a breach of fiduciary duty.

The Investment Management Agreement was approved by our Board for an initial two-year term on August 7, 2019, and, following successive intervening annual approvals for one-year terms, was most recently approved for a successive one-year term on July 25, 2024.

Compensation of the Adviser

Under the Investment Management Agreement, we pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee (each as defined below).

Management Fee. Pursuant to the Investment Management Agreement, our Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by us) at the end of the then-current calendar quarter and our NAV at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated.

Management Fees are generally expected to be paid using available funds quarterly, in which case these payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments in order to pay Management Fees, and any such drawdown amounts would reduce unfunded capital commitments.

Incentive Fee. Pursuant to the Investment Management Agreement, we incur an incentive fee (the “Incentive Fee”) payable to the Adviser. The Incentive Fee will not be released or paid to the Adviser until the liquidation of our portfolio. The Incentive Fee will accrue as a liability on our statement of assets and liabilities throughout our life, and we may set aside assets in anticipation of paying it. However, we do not intend to actually pay the Incentive Fee to the Adviser until the end of our life.

In order to determine the size of the Incentive Fee, we will refer to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

For the avoidance of doubt, the Incentive Fee Calculation Methodology is not intended to describe our actual operations with respect to the making of distributions—and the Incentive Fee Calculation Methodology does not limit our ability to make distributions to stockholders over our life (other than our actual payment of the Incentive Fee upon our liquidation). Rather, the Incentive Fee Calculation Methodology is a tool, the sole purpose of which is to calculate the size of the Incentive Fee.

To calculate the size of the Incentive Fee, we will refer to (1) the amounts and timing of stockholders’ capital contributions to us and (2) the amounts and timing of our distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is as follows:

(a)	First, we will make distributions to our stockholders until stockholders have received 100% of their Contributed Capital (as defined below).

(b)	Second, we will make distributions to our stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, we will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by us under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that we distribute will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all of our stockholders in respect of their shares of common stock. All distributions (or deemed distributions) to stockholders, including investment income (i.e., proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions, but is never less than zero.

The term “distribution” includes all distributions of our assets, including in respect of proceeds from the full or partial realization of our investments and income from investing activities, and may include amounts treated as a return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

Administration Agreement and Fund Accounting Agreement

We have entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank,” or the “Administrator”), pursuant to which U.S. Bank provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Each of the Administration Agreement and Fund Accounting Agreement have been approved by our Board.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser, subject to the oversight of the Board of Directors. We have a Chief Executive Officer and President and Chief Financial Officer and Treasurer. To the extent necessary, we may hire additional personnel going forward. Our officers are employees of Muzinich.

General Portfolio Composition and Investment Strategy

As noted above, we invest in primary origination investments and may also invest in open-market secondary purchases. Our Adviser sources our primary origination investments through Muzinich’s network of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment, and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between three and eight years and to generally range in size between $10 million and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact our performance by limiting the availability of potential investments.

Market Opportunity

We believe that current market conditions and certain regulatory changes have combined to create an attractive investment environment for us. Specifically:

●	Declining Number of Traditional Financing Sources: A recent trend within the banking sector has seen the combination of local and regional banks into larger, money center banks. Local and regional banks have historically focused on providing capital to middle-market companies, whereas money center banks have historically focused on lending, and providing ancillary services, to large corporate clients to whom they can deploy larger amounts of capital more efficiently. We believe that this consolidation has resulted in fewer bank lenders willing to focus on lending to the U.S. middle-market and reduced accordingly fewer financing options for the companies we target.

●	Limited Availability of Capital for Middle-Market Companies: We believe that regulatory changes have reduced the availability of capital to middle-market companies. Specifically, the implementation of various industry regulations and/or standards, including but not limited to the Basel III accord, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and leveraged lending guidelines and regulations implemented by the Federal Reserve, has significantly increased the capital and liquidity requirements for banks, decreasing their capacity to originate and/or hold non-investment grade loans on their balance sheets. While the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies have been largely unable to access those markets as they tend to fail to meet the size and liquidity requirements imposed by the institutional investor community.

●	Broad Opportunity Set: With a significant number of middle-market companies seeking access to debt capital to support growth, there is substantial opportunity to provide debt financing for high quality middle-market businesses in today’s market. The opportunity is further enhanced by the increased amount of capital invested in recent years in private equity as an asset class, because private equity firms tend to work in tandem with debt financing providers to purchase and grow portfolio companies. In addition, we believe middle-market companies are increasingly looking abroad for growth opportunities. Accordingly, we believe that having the capabilities to support such endeavors will create additional opportunities for lenders.

●	Diligence and Monitoring Capabilities: Lending to middle-market companies requires in-depth due diligence, broad underwriting capabilities, and extensive ongoing monitoring. Due to the lack of publicly available information, lending to middle-market companies tends to be labor intensive and informed by past transaction experience. We believe we have the resources and capabilities to undertake these responsibilities.

●	Premium Pricing: The reduced availability of credit to middle-market companies typically results in an increased interest rate, or pricing, of loans for middle-market borrowers. In addition, recent loans to middle-market companies have often included meaningful upfront fees and prepayment protections, both of which should enhance the profitability of new loans to lenders.

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

We expect to use industry information from Muzinich’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of our Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

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

Our Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments. Our Adviser’s private debt investment team (the “Investment Team”) reviews the financial statements and/or financial projections of our portfolio companies on such frequency as they are made available to assess the success of our portfolio companies in adhering to their business plans and in complying with their contractual covenants. Further, our Adviser contacts management of our portfolio companies and, if appropriate, the financial or strategic sponsor thereof to enhance our understanding of their financial position, requirements and/or accomplishments. Furthermore, our Adviser may seek to attend and participate in the board meetings of our portfolio companies.

Fees and Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, is provided and paid for by the Adviser and its affiliates.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to NAV (including the costs and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or personnel of Muzinich, or payable to third parties, in performing due diligence on prospective portfolio companies and, if necessary, enforcing rights;

●	costs of the offering or effecting of any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of research and market data;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration fees payable under our Administration Agreement;

●	fees payable under the Fund Accounting Agreement;

●	costs relating to the engagement of our chief compliance officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, the Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Adviser for or its affiliates such amounts paid on our behalf. There is no contractual cap on the reasonable costs and expenses for which the Adviser will be reimbursed. All of the expenses discussed above will ultimately be borne by our stockholders.

We have entered into a credit facility, may enter into a further credit facility or other debt arrangements to partially fund our operations, and have incurred costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have a limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Capital Resources and Borrowings

As our Commitment Period has expired, we anticipate further cash to be generated only from drawdowns in respect of capital committed by investors in Private Offerings for the limited purposes discussed in “The Company – Muzinich BDC, Inc.” above, as well as cash flows from operations. We may borrow funds to make additional investments as permitted. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). On August 14, 2019, our initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the asset coverage ratios requirement at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, if we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

We may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. Accordingly, we have entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended the “Loan Agreement”) and have engaged in borrowings under the Loan Agreement for this purpose. Although we expect to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement or that the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings

We have conducted Private Offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. The shares of common stock were offered and sold in Private Offerings (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering was made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

We have entered into separate subscription agreements with a number of investors providing for the private placement of our common stock pursuant to one or more closings in respect of Private Offerings. At each closing in respect of any Private Offering, each investor made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to us, failure by an investor to purchase additional common stock when requested by us will, following a cure period of ten business days, result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in us.

Following the Initial Closing, we have held and expect to hold further additional closings that may occur from time to time as determined by us. In connection with each subscription agreement that we entered into with investors after the initial drawdown, each such investor was required to make purchases of shares of common stock (each, a “Catch-up Purchase”) on one or more dates as determined by us. The aggregate purchase price of the Catch-up Purchases was equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its capital commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases were made at a per-share price as determined by our Board of Directors (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by our Board of Directors prior to the date of the applicable drawdown notice. The per-share price was at least equal to the NAV per share of our common stock in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

All purchases were generally made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the NAV per share of our common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the 1940 Act. At the end of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay Company expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any Company guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by us from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment) may be retained and reinvested by us, provided that such additional amounts reinvested will not, in the aggregate, exceed our total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments. No investor is permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.

Regulation as a Private BDC

We have elected to be treated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter,” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot (i) acquire more than 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund, as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4, we may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)	is not an investment company (other than a small business investment company wholly owned by us) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

●	has an equity capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange;

●	is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company; or

●	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

Limitations on Leverage

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). On August 14, 2019, our initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement described above under “Qualifying Assets,” the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

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

As a BDC, we generally invest in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by our Board of Directors, market quotations are generally used to assess the value of our investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value. With respect to investments for which market quotations are not readily available, our Adviser determines the fair value of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5, the Board has designated the Adviser as our valuation designee to perform the fair value determinations, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Securities” for more information on our valuation policies and procedures.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that at least 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty on the last day of each calendar quarter, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or stock unless we meet the 150% asset coverage ratio requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as BDC’s common stock (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the BDC’s board of directors.

Code of Ethics

We and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our and the Adviser’s personnel. We have also adopted a code of ethics which applies to, among others, our directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

We will provide any person, without charge, upon request, with a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich BDC, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

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

Other Considerations

As a BDC, we expect to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

Plan Assets

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of the Employee Retirement Income Security Act of 1974 (“ERISA”) (the “Plan Assets Regulation”) describes what constitutes the assets of a Plan (i.e., (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities) with respect to the Plan’s investment in an entity for purposes of the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below) then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors (as defined below) is not “significant,” each as discussed below. Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of our equity. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

The Plan Assets Regulation defines a “publicly-offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offerings, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as our common stock constitutes a “publicly-offered security” under the Plan Assets Regulation, the Adviser intends to operate us so that our assets will not be considered “plan assets.” In that regard, the Adviser will seek to limit investment in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurance provided by investors.

Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our shares of common stock and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on companies registered under the Exchange Act and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We will generally not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibility to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are described below. This Policy is reviewed periodically by the Adviser and our directors who are not “interested persons” and, accordingly, is subject to change.

Introduction

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act in our best interests. As part of this duty, having accepted responsibility to vote proxies for and respond to consent solicitations regarding our portfolio holdings, the Adviser recognizes that it must act in this regard in a timely manner, free of conflicts of interest, and in our best interests.

Process and Procedures

The Adviser votes proxies relating to our portfolio securities in the best interest of our stockholders, taking into account such factors as it deems relevant, in its sole good-faith discretion. The Adviser reviews, on a case-by-case basis, each proxy or consent solicitation received to determine its impact on the pertinent portfolio interests we hold. In most cases the Adviser will vote in favor of proposals that the Adviser believes are likely to increase the value of these interests. Although the Adviser generally votes against proposals that may have a negative impact on any of our portfolio holdings, the Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by the Adviser’s senior Investment Team members. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that anyone involved in the decision-making process disclose to our Chief Compliance Officer any personal potential conflict of interest that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote. Personnel involved in the decision-making or vote administration process are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, the Adviser discloses such conflicts to us, including our independent directors, and may request guidance from us on how to vote such proxies.

Proxy Voting Records

Our stockholders may obtain information without charge about how the Adviser voted proxies by making a written request for proxy voting information addressed to: Muzinich BDC Adviser, LLC, 450 Park Avenue, New York, NY 10022 -- Attention: Investor Relations.

Privacy Principles

As a BDC and registered investment adviser, each of us and our Adviser, respectively, has adopted policies and procedures to protect the “nonpublic personal information” (“NPI”) of investors. Both we and our Adviser take seriously our responsibility to maintain the confidentiality of investor information. In the course of capital raising, asset management and related operational activities, each of us and our Adviser gains access to non-public information about our investors. Such information may include personal financial and account information, and data or analyses derived from such NPI (collectively referred to as “Confidential Investor Information”).

We and our Adviser do not share Confidential Investor Information with any unaffiliated third parties, except in the following circumstances:

●	As necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. We and/or our Adviser require that any financial intermediary, agent or sub-contractor utilized by us and/or our Adviser (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by us and/or our Adviser only for the performance of the specific service requested by us and/or our Adviser.

●	As required by regulatory authorities or law enforcement officials who have jurisdiction over us and/or our Adviser, or as otherwise required or permitted by any applicable law. In the event we and/or our Adviser are compelled to disclose Confidential Investor Information, we and/or our Adviser, if permitted by law, may provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and we and/or our Adviser are compelled to disclose Confidential Investor Information, we and/or our Adviser shall disclose only such information, and only in such detail, to the extent legally required as determined in its reasonable judgment.

●	To the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

We and our Adviser restrict access to Confidential Client Information to those personnel who need to know such information to provide services to clients.

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

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, certain former citizens or long-term residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation organized in or under the laws of the United States or any state or political subdivision thereof;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership (or other entity or arrangement treated as a partnership) for U.S. federal income tax purposes holds shares of our common stock, the U.S. federal income tax treatment of a partner in the partnership generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

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

Election to be Taxed as a RIC

We have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders as dividends.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we must timely distribute to our stockholders at least 90% of our investment company taxable income, which is our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any, for each taxable year (the “Annual Distribution Requirement”).

Taxation as a RIC

If we qualify as a RIC and satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain that we timely distribute (or are deemed to timely distribute) to our stockholders as dividends. We will be subject to U.S. federal income tax imposed at corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). While we intend to distribute sufficient income and capital gains in order to avoid imposition of this 4% U.S. federal excise tax, we may not be successful in avoiding entirely the imposition of this tax.

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

(2)	no more than 25% of the value of our assets is invested in (a) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (b) securities, other than securities of other RICs, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or (c) the securities of one or more qualified publicly traded partnerships ((1) and (2) collectively, the “Diversification Tests”).

For U.S. federal income tax purposes, we will include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Avoidance Requirement, even though we will have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC and become subject to U.S. federal income tax and any applicable state and local taxes.

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or prevent us from satisfying the Excise Tax Avoidance Requirement.

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

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our expenses in a given taxable year exceed our investment company taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset future capital gains. As a result of these limits on the deductibility of expenses over the course of one or more taxable years, we may have, for U.S. federal tax purposes, taxable income that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates regardless of whether we make any distributions to our stockholders. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

A portfolio company in which we invest may face financial difficulties that require us to work out, modify or otherwise restructure our investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to non-qualifying income for purposes of the 90% Income Test or otherwise would not count toward satisfying the Diversification Tests.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty can may be as high as 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution as a taxable dividend to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in our income. Our ability to make either election will depend on factors beyond our control, and are subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Avoidance Requirement. See “Item 1. Business— Taxation as a RIC.”

Foreign exchange gains and losses realized by us in connection with certain transactions involving non-U.S. dollar debt securities, certain foreign currency futures contracts, foreign currency option contracts, foreign currency forward contracts, foreign currencies, or payables or receivables denominated in a foreign currency are subject to Code provisions that generally treat such gains and losses as ordinary income and losses and may affect the amount, timing and character of distributions to our stockholders.

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC by reason of failing to satisfy the 90% Income Test, we may structure such investment so that one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes earns such income. Such subsidiary entities will be required to pay U.S. federal income tax on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

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

Summary of Risk Factors

Risks Relating to Our Business and Structure

●	We have a limited operating history.

●	We are a non-diversified investment company within the meaning of the 1940 Act; therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

●	Prior to our formation, our Adviser and its management had no prior experience managing a BDC.

●	We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

●	We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

●	We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.

●	Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

●	Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us.

●	We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.
●

Even if the value of an investor’s investment in us declines, the Management Fee will still be payable to the Adviser. In addition, the structure of the Incentive Fee may induce the Adviser to make more speculative investments than if it were investing for its own account.

●	Certain investors will be limited in their ability to make significant investments in us due to restrictions imposed under the 1940 Act.

●	Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

●	In the future, we may decide to fund a portion of our investments with preferred stock, which would increase our risk profile and magnify the potential for gain or loss.
●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.
●	Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We and/or our Adviser, respectively, may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.

●	Our ability to enter into transactions with our affiliates will be restricted.

●	We may form one or more collateralized loan obligation vehicles, also known as “CLOs,” to finance our investments, the creation of which may subject us to certain structured financing risks.

●	Certain provisions of our Certificate of Incorporation, bylaws, and the Delaware General Corporation Law (“DGCL”) could deter takeover attempts.

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

●	Commodity Futures Trading Commission (“CFTC”) rulemakings and provisions under the Code may limit our ability to enter into swap transactions or derivatives, which may have a negative impact on us and our Adviser.

Risks Related to Our Portfolio Company Investments

●	Our investments are very risky and highly speculative.

●	Investing in middle-market companies involves a number of significant risks.

●	We will incur credit risk when we loan money or commit to loan money to a portfolio company.

●	The value of our portfolio securities may not have readily available market quotations and, in such a case, our Adviser will determine the fair value of these securities in good faith under procedures adopted by our Board, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

●	The lack of liquidity in our investments may adversely affect our business.

●

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

●	Loan prepayments may affect our ability to invest and reinvest available funds in appropriate investments.

●	When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

●	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

●	Our debt investments may be risky and we could lose all or part of our investment.

●	By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

●	We have broad discretion over the use of proceeds of the funds we raise from investors, and may use such proceeds in ways with which stockholders may not agree or for purposes other than those contemplated at the time of the capital raise.

●	Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

●	Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

●	Our portfolio companies may be highly leveraged.
●	Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent in U.S. investments.
●	We may invest in instruments with a deferred interest feature, which are subject to unique risks.

●	We may expose ourselves to risks if we engage in hedging transactions.

Risks Relating to the Offering and Ownership of Our Common Stock

●	We may experience fluctuations in our quarterly results.

●	Our common stock will be subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

●	We will incur significant costs as a result of being subject to the Exchange Act.

●	We may not be able to pay distributions on our common stock, our distributions may not grow over time and a portion of our distributions may be a return of capital for U.S. federal income tax purposes.

●	We may have difficulty paying our required distributions if we recognize taxable income before or without receiving cash representing such income.

●	Beneficial owners of our equity securities may be subject to certain regulatory requirements and filing requirements based on their ownership percentages.

●	Certain investors may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.

●	Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

●	If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

●	Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

●	If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may be a return of capital.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.

●	We are exposed to risks associated with changes in interest rates.

●	The capital markets may experience periods of disruption, instability and uncertainty, including at present. Such market conditions may materially and adversely affect debt and equity capital markets in the United States, which may have a negative impact on our business and operations.

●	We are susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed in May 2019. Commensurate with this shorter operating history, we are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially or your investment could become worthless. The results of any other funds or accounts managed by our Adviser or any of its affiliates which have or have had an investment program which is similar to or different from our investment program may not be indicative of the results that we may achieve. We have and expect to have a different investment portfolio and expect to employ different investment strategies and techniques from such other funds and accounts. Accordingly, our results may differ from and are independent of the results obtained by such other funds and accounts.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer, subject to the Diversification Tests in Subchapter M of the Code; as a result, our investments may be concentrated in relatively few portfolio companies or market sectors, increasing the risk of volatility in our performance.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer, and we may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company, increasing the risk of volatility in our performance results.

Prior to our formation, our Adviser and its management had no prior experience managing a BDC.

Although Muzinich and its investment team are experienced in managing portfolios of assets, prior to our formation, they had no prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage us as a BDC may differ from those previously employed by Muzinich and its investment team in identifying and managing past investments. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or entities that Muzinich has advised in the past, and our investment returns could be substantially lower than the returns achieved by other clients of Muzinich.

Our day-to-day investment operations are managed by the Adviser. Pursuant to its Resource Sharing Agreement with Muzinich & Co., our Adviser has access to Muzinich’s team of experienced investment professionals. Our Adviser may hire additional investment professionals to provide services to us based upon its needs.

Under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets in securities of “qualifying assets,” which include qualifying U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment. Our Adviser and its Investment Team have limited experience in managing this type of portfolio, which may hinder their respective abilities to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act imposes numerous regulatory constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in “qualifying assets,” as defined in the 1940 Act, and we must maintain a minimum asset coverage ratio of 150% (given our satisfaction of certain conditions under the 1940 Act). Any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Most of our portfolio company investments constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act and more than 30% of our total assets are comprised of investments in non-qualifying assets. If we do not invest at least 70% of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and may not be able to take advantage of attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies which are not qualifying assets, which could result in the dilution of our position.

In addition, if we fail to comply with the regulations applicable to BDCs, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities and to achieve our investment objective.

We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to qualify as a RIC under Subchapter M of the Code, which would have a material adverse effect on our financial performance.

We have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code; however, we cannot assure you that we will be able to qualify for and maintain RIC status. To qualify as a RIC, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement generally will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income for each taxable year. We expect to use debt financing, are subject to a minimum asset coverage ratio requirement under the 1940 Act, and are subject to certain financial covenants contained in our credit agreements and other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, and thus are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax (and in addition to any applicable U.S. state and local taxes).

●	The 90% Income Test requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities.

●	The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement (a) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other acceptable securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain qualified publicly traded partnerships. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax (as well as any applicable U.S. state and local taxes). In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and, accordingly, the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.

Our Adviser identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich & Co., Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill these and other obligations of the Adviser under the Investment Management Agreement. Accordingly, in addition to our reliance upon personnel of the Adviser to provide services under the Investment Management Agreement and the risks associated with that reliance (as described below), we also depend on the experience, diligence, skill and network of business contacts of Muzinich & Co. and its investment team for our success. Our operating results and future success may depend significantly on the continued service and coordination of the senior investment professionals of the Adviser and Muzinich & Co. If either of these parties were to lose the services of these investment professionals, our Adviser’s ability to service us could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that our Adviser will remain our investment adviser or that we will continue to have access to Muzinich & Co. or its investment professionals under the Resource Sharing Agreement. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; as such, the termination of the Resource Sharing Agreement may have a material adverse consequence on our operations.

Our ability to achieve our investment objective will depend on our Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. To accomplish this on a cost-effective basis, our Adviser must provide competent, attentive and efficient services to us. Our officers and the investment professionals of our Adviser have substantial responsibilities in connection with their roles at Muzinich & Co. and with respect to other clients of Muzinich & Co. and its subsidiaries, as well as with respect to the Adviser’s responsibilities under the Investment Management Agreement. Further, we may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These and other demands on these individuals’ time may increase as the number of our investments grows, and these demands could be substantial and may slow our rate of investment. In order to grow, our Adviser (and its affiliates, including Muzinich & Co.) may need to hire, train, supervise, manage and retain new employees in a competitive environment, as well as retain their current teams of investment professionals; however, we cannot assure you that they will be able to do so effectively. These parties’ ability to attract and retain personnel with the requisite credentials, experience and skills to manage our business effectively depends on several factors including, but not limited to, their ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities with which Muzinich & Co. competes for experienced personnel, including other investment advisers and/or financial services companies, have greater resources than it has, which may stymie its ability to compete with such peers for this talent.

Our Adviser and its affiliates, officers, investment professionals and employees may have certain conflicts of interest.

Our Adviser and its affiliates, officers, investment professionals and employees serve or may serve as investment advisers, officers, directors or principals of other entities, including investment companies, other BDCs or private funds, that operate in the same or a related line of business as us. Accordingly, these individuals may have obligations to investors in those entities, the fulfillment of which might not be in our best interests or the best interests of our stockholders. Moreover, our Adviser has entered into a Resource Sharing Agreement with Muzinich & Co. whereby Muzinich & Co. provides our Adviser with the resources — including the relevant individuals — necessary to fulfill the Adviser’s obligations under the Investment Management Agreement. Although the Adviser and these individuals will devote as much time to the management of our investments as they deem appropriate to perform their duties in accordance with the Investment Management Agreement and in accordance with reasonable commercial standards, the investment professionals of the Adviser may have conflicts in allocating their time and services among us and other entities they advise. Our Adviser and its affiliates are not restricted from managing and/or forming additional funds, from entering into other investment advisory relationships or from engaging in certain other business activities, even though such activities may involve substantial time and resources of our Adviser and its professional staff. These activities may be viewed as creating a conflict of interest, and any such conflict could inure to the detriment of our performance, financial condition and results of operations.

In addition, an investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates, thereby denying us potential growth opportunities. In certain circumstances, negotiated co-investments between us and other entities managed by our Adviser and/or its affiliates may be made only pursuant to the terms and conditions set forth in the exemptive order that we have obtained from the SEC.

Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us.

We may need to periodically access the capital markets to raise cash to fund new investments. We may be unable to raise substantial capital on terms that are favorable to us or at all, which could result in us being unable to structure our investment portfolio as anticipated and achieve our investment objectives.

We expect to use debt financing to fund our growth, if any. Unfavorable economic or general market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy, which could decrease our earnings, if any. In addition, difficulty raising capital on favorable terms may arise due to circumstances that are beyond our control, such as a protracted disruption in the credit markets, a severe decline in the value of the U.S. dollar, a general economic downturn or any potential operational problem that affects us or our third-party service providers, and could have a material adverse effect on our business, financial condition and results of operations.

In addition, under specified conditions, we will be permitted to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Furthermore, additional equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. We cannot assure you that we will be able to obtain lines of credit, issue additional securities or otherwise raise additional capital at all or on terms that are acceptable to us.

We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.

We may borrow from and issue senior debt securities to banks, insurance companies and other lenders or investors as part of our investment strategy, which is known as “leverage.” Holders of these senior securities will have fixed-dollar claims on our assets that are superior to the claims of our common stockholders. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have if we did not employ leverage. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to declare dividends on our common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. There can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Furthermore, any credit agreement or other debt financing agreement into which we enter may impose financial and operating covenants that restrict our investment activities, our ability to call capital, remedies on default and similar matters. In connection with borrowings, our lenders may also require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. To the extent such an event of default does occur, stockholders could therefore be required to fund any shortfall up to their remaining capital commitments without regard to the underlying value of their investment.

Lastly, we may be unable to obtain any desired debt financing, which would affect our ability to execute on our investment strategy and, in turn, our investors’ return on their investment in us.

Even if the value of your investment declines, the Management Fee will still be payable.

Even if the value of your investment declines, the Management Fee will still be payable. The Management Fee is calculated as a percentage of the average of our net asset value (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of our purchase of such instrument) at the end of each of the then-current calendar quarter and the prior calendar quarter. Accordingly, the Management Fee is payable regardless of whether our net asset value and/or the value of your investment has decreased.

The Incentive Fee may induce the Adviser to make speculative investments.

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

Private funds that are excluded from the definition of “investment company” pursuant to Section 3(c)(1) or Section 3(c)(7) of the 1940 Act are generally restricted from acquiring directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, certain investors may be precluded from acquiring additional shares at a time that they might desire to do so, and we will not be able to access or utilize the capital contributions of such investors due to these restrictions.

Controlling stockholders may exert influence over our management and affairs and control over votes requiring stockholder approval.

Certain stockholders may own a significant portion of our common stock. Therefore, these entities may be able to exert influence over our management and policies and may have significant influence on votes requiring stockholder approval. This concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us and might ultimately affect the market price of our common stock, should a market for our common stock develop.

In the future, we may decide to fund a portion of our investments by issuing preferred stock, which would increase our risk profile and magnify the potential for gain or loss.

In the future, we may decide to fund investments by issuing preferred stock. Preferred stock, which is a form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we may issue in the future must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference. To the extent we decide to issue preferred stock, investors in our common stock and preferred stock will be subject to these risks, as applicable.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. However, our Board of Directors has the authority to modify or waive certain of our operating policies and strategies, including our investment objective, without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our stock. Nevertheless, if such changes were to occur, they could adversely affect our business and financial condition and impact our ability to make distributions.

Our Adviser can resign on 60 days’ notice, and the Resource Sharing Agreement may be terminated on 60 days’ notice. We and/or our Adviser, respectively, may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business and results of operations.

Under the Investment Management Agreement, our Adviser has the right to resign at any time upon not less than 60 days’ written notice, regardless of whether we have found a replacement. If our Adviser resigns, we may not be able to find a new external investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions (including dividends on our preferred stock, if any) are likely to be adversely affected, and the market price of our common stock, if a market develops, may decline.

Moreover, pursuant to the Resource Sharing Agreement, Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Investment Management Agreement, and such Resource Sharing Agreement may be terminated on 60 days’ notice. If Muzinich & Co. were to terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternative means of fulfilling its obligations under the Investment Management Agreement, or to resign. If the Adviser is unable to find an alternate means of fulfilling these obligations, its services to us may be negatively affected or disrupted, which could have a material impact on our business, financial condition and results of operations

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Investment Management Agreement.

Pursuant to the Investment Management Agreement, our Adviser and its respective directors, stockholders, officers, employees or controlling persons will not be liable to us for their acts under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, a breach of fiduciary duty, or by reason of their reckless disregard of their obligations and duties under the Investment Management Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account, which could impact our business and financial condition.

Our ability to enter into transactions with our affiliates is restricted.

As a BDC, we are prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without, among other things, the prior approval of a majority of our Independent Directors who have no financial interest in the transaction, or in some cases, the provision of exemptive relief from the SEC. For example, any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is deemed our affiliate for purposes of the 1940 Act and, if this is the only reason such person is our affiliate, we are generally prohibited from buying any asset from or selling any asset (other than our capital stock) to such affiliate absent approval of the Independent Directors. The 1940 Act also prohibits “joint” transactions with an affiliate, which could include joint investments in the same portfolio company, without approval of our Independent Directors or, in some cases, the provision of exemptive relief from the SEC. Moreover, except in certain limited circumstances, we are prohibited from buying any asset from or selling any asset to a holder of more than 25% of our voting securities absent prior approval from the SEC. The analysis of whether a particular transaction constitutes a “joint transaction” requires a review of the relevant facts and circumstances then existing.

We may rely on exemptive relief granted to us, the Adviser and certain of its affiliates by the SEC that allows us to engage in co-investment transactions with other funds managed by the Adviser and/or its affiliates, subject to certain terms and conditions. We may co-invest on a concurrent basis with funds managed by our Adviser and/or its affiliates unless doing so is impermissible under existing regulatory guidance, applicable regulations and our allocation procedures. If our Adviser decides not to proceed with an investment on our behalf, the diligence expenses and related costs associated with the investment opportunity will be allocated between us and the other applicable entities pursuant to an expense allocation policy adopted by Muzinich & Co. In certain circumstances, negotiated co-investments may only be made pursuant to the terms and conditions set forth in the exemptive relief we have obtained from the SEC.

We may form one or more collateralized loan obligation vehicles, also known as “CLOs,” to finance our investments, the creation of which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers and retaining a debt and/or equity interest in the special purpose entity. Any interest in any such CLO that we hold will be considered a “non-qualifying asset” for purposes of Section 55 of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to our stockholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. For example, tests based on interest coverage or other financial ratios or other criteria may restrict the CLO’s ability to pay us as holder of the CLO’s debt and/or equity interests. There is no assurance any such performance tests will be satisfied. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower, or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt. As a result, there may be a lag, which could be significant, between the repayment or other realization on a loan or other assets in, and the distribution of cash out of, a CLO, or cash flow may be completely restricted for the life of the CLO. If we do not receive cash flow from any such CLO in amounts necessary to satisfy the annual distribution requirement for maintaining our RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we could fail to maintain our qualification as a RIC, which, if unremedied, would have a material adverse effect on our financial performance.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing its earnings and, in turn, cash potentially available for distribution to us that we may in turn distribute to our stockholders.

To the extent that any losses are incurred by a CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests. Finally, any equity interests that we retain in a CLO will not be secured by the assets of the CLO, and we will rank behind all creditors of the CLO.

Certain provisions of our Certificate of Incorporation, bylaws, and the DGCL could deter takeover attempts.

The DGCL contains provisions that are intended to discourage, delay or make more difficult a change in control of us or the removal of our directors. Our Certificate of Incorporation and bylaws also contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also could have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve such a business combination in the prescribed manner. If our Board of Directors does not approve a business combination, Section 203 of the DGCL could discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that could make it difficult for a third party to obtain control of us, including provisions of our Certificate of Incorporation classifying our Board of Directors in three classes serving staggered three-year terms, and provisions of our Certificate of Incorporation authorizing our Board of Directors to classify or reclassify shares of our preferred stock, if any, in one or more classes or series, to cause the issuance of additional shares of our common stock or preferred stock, and to amend our Certificate of Incorporation without stockholder approval in certain instances. These provisions, as well as other provisions of our Certificate of Incorporation and bylaws, could delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

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

The Dodd-Frank Act impacts many aspects of the financial services industry. Many of the provisions of the Dodd-Frank Act have been implemented, while others still require final rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and proposed rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us and our portfolio companies, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

As a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

Commodity Futures Trading Commission (“CFTC”) rulemakings and provisions of the Code limit our ability to engage in swap transactions or use derivatives, which may have a negative impact on us and our Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Our use of derivatives may also be limited by the requirements of the Code for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations, and such compliance increase our operational expenses and negatively impact our business and financial condition.

Risks Related to Our Portfolio Company Investments

Our investments are very risky and highly speculative.

We invest primarily in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our liens could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Additionally, unitranche debt is similar to second lien debt and subordinated notes in that such debt typically permits borrowers to incur additional indebtedness evidenced by such debt that represents a larger percentage of the borrower’s total capitalization than would be permitted by a senior secured first lien loan, such unitranche debt is typically priced at interest rates that more closely approximate the average of the pricing available to second lien debt instruments and first lien debt instruments. Unitranche debt typically pays a higher rate of interest than traditional senior debt instruments, but also poses greater risk associated with a lesser amount of asset coverage. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan in full or at all should we be forced to enforce our remedies.

Unsecured Debt, Including Mezzanine Debt. Our unsecured debt investments, including mezzanine debt investments, generally will be subordinated to senior debt that will rank senior to our investment in the event of an insolvency. Mezzanine debt may be issued with or without registration rights. This may result in an above-average amount of risk and loss of principal.

Covenant-Lite Loans. A significant number of leveraged loans in the market may consist of loans that do not contain financial maintenance covenants, which we refer to as “Covenant-Lite Loans.” Although we do not intend to invest in Covenant-Lite Loans as part of our principal investment strategy, it is possible that such loans may comprise a portion of our portfolio. Such loans do not require the borrower to maintain debt service or other financial ratios. Ownership of Covenant-Lite Loans may expose us to different risks, including with respect to liquidity, price volatility, ability to restructure, credit risks and less protective loan documentation, than is the case with loans that contain financial maintenance covenants.

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

We incur credit risk when we loan money or commit to loan money to a portfolio company.

We are exposed to credit risk, which is the risk that the value of our investments may change in response to the credit ratings of our portfolio securities or other instruments. High yield bonds, loans and other types of high yield debt securities or other instruments have greater credit risk than higher quality debt securities or other instruments because the companies that issue them are not as financially strong as companies with investment grade ratings and may be highly leveraged. The quality of our portfolio has a significant impact on our earnings. Credit risk is a component of our valuation of our secured floating rate loans and other investments we make. Generally, investment risk and price volatility increase as a security or instrument’s credit rating declines. Increased delinquencies and default rates would impact our results of operations. Deterioration in the credit quality of our portfolio could have a material adverse effect on our business, financial condition and results of operations.

The value of our portfolio securities may not have a readily available market quotation; in such a case, our Adviser, as our valuation designee, will determine the fair value of these investments in good faith under procedures adopted by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize upon sale of the investment.

The majority of our investments are in debt instruments that do not have readily ascertainable market quotations. The fair value of assets for which market quotations are not readily available will be determined by the Adviser, as our valuation designee pursuant to Rule 2a-5 under the 1940 Act, in good faith under procedures adopted by our Board of Directors. Our Adviser may also use the services of independent third-party valuation firms to assist in determining the fair value of any securities. Regardless, the determination of fair value in good faith may involve subjective judgments and estimates, and due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market quotation, the fair value of our investments may differ significantly from the values that would have been used had a readily available market quotation existed for such investments, and the differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently assigned. Finally, the participation of our Adviser in our valuation process could result in a conflict of interest, since the Management Fee is based in part on our gross assets and also because our Adviser is receiving a performance-based Incentive Fee.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, the value of our investments may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. Such factors could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our common stock. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Finally, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our NAV.

The lack of liquidity in our investments may adversely affect our business.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises, or at times or in quantities that are optimal to maximize our gains on such investments. Therefore, if we are required to or desire to liquidate all or a portion of our portfolio quickly, we could realize significantly less than the value at which we have recorded our investments.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. The risks of investing in us may be intensified because we are invested in a limited number of portfolio companies. To the extent that we assume large positions in the securities of a small number of issuers or industries, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or industry. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

A downturn in any particular industry in which we are invested could significantly affect our aggregate returns. As of December 31, 2024, 12.03% of our portfolio at fair value was invested in companies in the leisure products industry, and 10.01% of our portfolio at fair value was invested in the diversified support services sector. Our investments in each of these sectors are subject to certain particularized risks.

Our investments in the leisure products sector are subject to risks associated with changes in consumer preferences, intense competition, supply chain disruptions, macroeconomic risks such as inflation and reductions in discretionary consumer purchasing power, the imposition of new or changing trade measures or restrictions, including tariffs, and unexpected events such as weather conditions and natural catastrophes, among others. Companies operating in the leisure products sector may be especially impacted by macroeconomic changes that reduce consumer purchasing power, including inflationary environments and conditions, given the discretionary nature of these goods. Additionally, such companies may be subject to intense competition and may experience production disruptions as a result of supply chain interruptions or other challenges, including increased demand for raw materials or price increases due to the imposition of trade restrictions, including tariffs. Finally, these companies may experience fluctuations in consumer demand as a result of unexpected or uncontrollable events, including weather conditions and natural catastrophes. Any or all of these phenomena could impact the business, financial condition, and results of operations of any of these portfolio companies and, in turn, our investment in such companies.

Additionally, our investments in companies operating in the diversified support services sector are subject to unique risks. In particular, these companies may be impacted by macroeconomic conditions affecting the industries of their clients, the imposition of new or changing contracting guidelines or mandates at the federal, state, and local levels, generalized contracting risk, labor shortages, and force majeure events. Companies operating in the diversified support services sector typically provide support pursuant to contracts with their clients, including governmental bodies, which are subject to regulation by the applicable government. New legislation or amendments to existing legislation relating to government contracts may impact these contracts and our portfolio companies’ ability to meet standards and criteria imposed by such legislation, which in turn could impact their business, financial condition, and results of operations. Generalized contracting risks, such as the risk of nonpayment or default by such companies’ clients or failure to negotiate provisions or terms that benefit our portfolio company may also impact these companies and their conditions, and other events, such as labor shortages or force majeure events such as natural catastrophes or public health emergencies, including pandemics, could negatively impact demand for such companies’ services, which would, in turn, affect our business, financial condition, and results of operations.

Loan prepayments by our portfolio companies may affect our ability to invest and reinvest available funds in appropriate investments.

Our loans to our portfolio companies may be prepayable, in whole or in part, at any time at the option of the obligor thereof at par plus accrued unpaid interest and prepayment premiums or breakage fees, if any. Prepayments on loans may be caused by a variety of factors and are difficult to predict. Consequently, there exists a risk that loans purchased at a price greater than par may experience a capital loss as a result of such prepayment. In addition, principal proceeds and prepayment premiums or breakage fees, if any, received upon any prepayment are subject to reinvestment risk, and if market spreads have decreased, the interest proceeds that we will earn from reinvestment may be reduced.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

We offer to make available managerial assistance to our portfolio companies consistent with 1940 Act requirements. However, when we make debt or minority equity investments, we are often subject to the risk that a portfolio company may make business decisions with which we disagree, or the risk that the other equity holders and management of such company take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment and, in turn, our financial condition and results of operations.

Our failure to make follow-on investments in our portfolio companies could dilute our existing investment in such companies or negatively impact the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to:

●	increase or maintain in whole or in part our equity ownership percentage;

●	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or

●	attempt to preserve or enhance the value of our investment.

We will have the discretion to make follow-on investments, subject to potential contractual limitations or the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial or preceding investments, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, or because we are inhibited by compliance with BDC regulatory requirements or other requirements necessary to maintain our status as a RIC.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be more susceptible to economic downturns or recessions than more established companies and may be unable to repay our loans during these periods. Therefore, during these periods, our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

We are subject to covenant-related risks.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, accelerate the time when loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. Any of these events could negatively impact the value of our investment and, in turn, our results of operations. Further, if any of these risks were to occur, we may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our debt investments may be risky and we could lose all or part of our investment.

The debt in which we invest is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or lower than “BBB-” by Fitch Ratings, Inc. (“Fitch”) or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc. (“S&P”)). Such investments are generally referred to as “junk bonds,” “high yield” or “leveraged loans.” Securities in these lower rating categories (or unrated securities but deemed to be of comparable quality) are subject to greater risk of loss of principal and interest than higher-rated securities, and are generally considered to be speculative with respect to the issuer’s ability to pay interest and repay principal. They are also generally considered to be subject to greater risk than securities with higher ratings in the case of deterioration of general economic conditions. High yield securities are generally more volatile and may or may not be subordinated to certain other outstanding securities and obligations of the issuer, which may be secured by substantially all of the issuer’s assets. High yield securities may also not be protected by financial covenants or limitations on additional indebtedness. We also may invest in assets other than first and second lien and mezzanine debt investments, including high-yield securities, U.S. government securities, structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

By originating loans to companies that are experiencing significant financial or business difficulties, we may be exposed to distressed lending risks.

As part of our lending activities, we may originate loans to companies that are experiencing significant financial or business difficulties, including companies involved in bankruptcy or other reorganization and liquidation proceedings. Although the terms of such financing may result in significant financial returns to us, they involve a substantial degree of risk. The level of analytical sophistication, both financial and legal, necessary for successful financing to companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action. During an economic downturn or periods of fluctuating interest rates, such companies may experience stress that would adversely affect their ability to service their principal and interest payment obligations, to meet their projected business goals or to obtain additional financing. In any reorganization or liquidation proceeding relating to a company that we fund, we may lose all or part of the amounts advanced to the borrower or may be required to accept collateral with a value less than the amount of the loan advanced by us to the borrower.

We may be exposed to special risks associated with bankruptcy cases involving our portfolio companies.

Many of the events occurring in the course of a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, there can be no assurance that a bankruptcy court would not approve actions that may be contrary to our interests. A bankruptcy filing of a portfolio company may adversely and permanently affect the market position and operations of the company. Furthermore, there are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower; it is subject to unpredictable and lengthy delays; and during the process, a company’s competitive position may erode, key management may depart and a company may not be able to invest its capital adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in a financial reorganization will not, in most cases, pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

We may participate on committees formed by creditors to negotiate with debtors with respect to restructuring issues. There can be no assurance that our participation would yield favorable results, and such participation may subject us to additional duties, and trading restrictions. We may also receive illiquid securities in connection with a workout or bankruptcy proceeding, which may be subject to the risks inherent to illiquid securities discussed in this Form 10-K.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercised control over the borrower. For example, we could become subject to a lender’s liability claim if, among other things, the borrower requests significant managerial assistance from us and we provide such assistance as contemplated by the 1940 Act. Any such claims could distract our officers or employees of our Adviser or otherwise negatively impact our business or financial condition.

We have broad discretion over the use of proceeds of the funds we raise from investors, and may use such proceeds in ways with which stockholders may not agree or for purposes other than those contemplated at the time of the capital raise.

There can be no assurance that we will be able to locate a sufficient number of suitable investment opportunities to allow us to successfully deploy capital that we raise from investors in a timeframe that will permit investors to earn above-market returns. To the extent we are unable to invest substantially all of the capital we raise within our contemplated timeframe, our investment income, and in turn our results of operations, will likely be materially and adversely affected. See “Risks Relating to Our Business and Structure — We have a limited operating history.”

We have significant flexibility in applying the proceeds of the funds we raise from investors and may use the net proceeds from such capital raisings in ways with which stockholders may not agree, or for purposes other than those contemplated at the time of the capital raise. We will also pay operating expenses, and may pay other expenses such as due diligence expenses associated with potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of the funds we raise from investors, pending full investment by us in portfolio companies, are used to pay operating expenses.

Declines in market prices and liquidity in the corporate debt markets can result in significant net unrealized depreciation of our portfolio.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Adviser (pursuant to our Board of Directors’ appointment of the Adviser as valuation designee under Rule 2a-5) under procedures adopted by our Board of Directors. To this end, the Adviser may take into account the following types of factors, among others, in determining the fair value of our investments:

●	the enterprise value of a portfolio company (the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time);

●	the nature and realizable value of any collateral;

●	the portfolio company’s ability to make payments and its earnings and discounted cash flow;

●	the markets in which the portfolio company does business;

●	a comparison of the portfolio company’s securities to similar publicly traded securities; and

●	other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser uses the pricing indicated by the external event to corroborate or revise its valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of the valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect investment valuations. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. The effect of all of these factors on our portfolio can reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer unrealized losses, which could have a material adverse impact on our business, financial condition and results of operations.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have or may be permitted to incur other debt, or issue other equity securities that rank equally with or senior to our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of the insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Borrowings by our portfolio companies are not subject to the limitations on borrowings set forth in the 1940 Act. Accordingly, some of our portfolio companies may be highly leveraged, which may have adverse consequences for these companies and for us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used. Our investments in these companies will accordingly increase in risk to the extent they incur leverage, thereby increasing the risk of investing in us.

Our investments in non-U.S. companies may involve significant risks in addition to the risks inherent to investments in U.S. companies.

Pursuant to our investment strategy, we may invest in the securities of non-U.S. companies, including companies located in countries with emerging markets, to the extent permissible under the 1940 Act. Such non-U.S. investments would not be considered “qualifying assets,” as defined under Section 55(a) of the 1940 Act, and therefore are limited with all other non-qualifying assets to no more than 30% of our assets. Investing in non-U.S. companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of non-U.S. taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. In addition, the legal remedies for investors may be more limited than the remedies available in the United States. Further, there can be no assurance that collateral located in a non-U.S. jurisdiction securing a loan could be readily liquidated or would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal payments. The risks of investing in companies located in countries with emerging markets may be greater than the risks associated with investments in foreign countries with developed economies.

From time to time, certain of the companies in which we invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed severe sanctions, embargoes, and other restrictive actions against Russia and Russian interests and have threatened additional sanctions and controls. Further, such controls have arisen in response to the ongoing conflict in the Middle East. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from continued conflict between Russia and Ukraine, unrest in the Middle East, and other nations and regions, as well as changing national policy in the United States or other nations, as applicable, could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our investments to decline.

Any investments we may make that are denominated in a non-U.S. currency will be subject to the risk that the value of that currency will change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the effects of the monetary policies of the United States, foreign governments, central banks or supranational entities, the level of short-term interest rates, differences in relative values of similar assets in different currencies, the imposition of currency controls, long-term opportunities for investment and capital appreciation and political developments. The economies of certain emerging market countries can be significantly affected by currency devaluations. We may, but are not required to, employ hedging techniques to attempt to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

We may invest in instruments with a deferred interest feature, which are subject to unique risks.

We may invest in instruments with a deferred interest feature (such as OID, debt instruments with PIK interest or zero-coupon securities). The risks presented by investments in PIK securities may include, but are not limited to, that (i) higher interest rates on PIK securities reflect the payment deferral and increased credit risk associated with such instruments and that such investments generally represent a significantly higher credit risk than coupon loans; (ii) even if accounting conditions were met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation; (iii) such securities may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; and (iv) PIK interest has the effect of generating investment income and increasing the Incentive Fees payable at a compounding rate. In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate. Any or all of these events could negatively impact the value of our investment and, accordingly, our returns, financial conditions, and results of operations.

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

Hedging against a decline in the value of any of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

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

Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period. Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our Certificate of Incorporation and in such investors’ subscription agreements. In addition, an investment in our common stock is not freely transferable under the securities laws. Further, purchasers of shares of our common stock prior to any IPO and/or listing, if any, will not be permitted to transfer their shares without our prior written consent until a date to be established by us following our IPO and/or listing. If an IPO and/or listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent.

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

In the event of any liquidation, dissolution or winding up of our affairs, our common stockholders would receive any remaining net assets only after payment or provision or payment of our debts and other liabilities and subject to the prior rights of any outstanding preferred stock. During the wind-down period, we may begin liquidating all or a portion of our portfolio, and we may deviate from our investment strategy of investing in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. It is expected that stockholders will receive cash in any liquidating distribution. However, if on the date of termination and dissolution, we own instruments for which no market exists or instruments are trading at depressed prices, such instruments may be placed in a liquidating trust. Stockholders generally will realize capital gain or loss in an amount equal to the difference between the amount of cash or other property received (including any property deemed received by reason of its being placed in a liquidated trust) and the stockholder’s adjusted tax basis in our common stock for U.S. federal income tax purposes.

We will incur significant costs as a result of being subject to the Exchange Act.

Companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Accordingly, as a result of our common stock being registered under the Exchange Act, we will incur significant additional costs.

We may not be able to pay distributions on our common stock, our distributions may not grow over time, and a portion of our distributions may be a return of capital for U.S. federal income tax purposes.

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. If we are unable to satisfy the asset coverage test applicable to us as a BDC, or if we violate certain covenants under our credit agreements and other debt financing agreements, if any, our ability to pay distributions to our stockholders could be limited. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our RIC status, compliance with applicable BDC regulations, compliance with covenants under any credit agreements or debt financing agreements we may enter into, and such other factors as our Board of Directors may deem relevant from time to time. The distributions we pay to our stockholders in a year may exceed our current and accumulated earnings and profits for U.S. federal income tax purposes and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes.

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

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify as a RIC for U.S. federal income tax purposes and, thus, become subject to U.S. federal income tax.

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

A beneficial owner of a large number of our equity securities may also become subject to public reporting obligations in light of our being a public reporting company under the Exchange Act. Ownership information for any person that beneficially owns more than 5% of our common stock will have to be disclosed in a Schedule 13D or 13G, as applicable, or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. Although we will provide you with quarterly statements that state the amount of outstanding stock you own, the responsibility for determining the applicability of the filing obligation and preparing the filing remains with the investor.

Certain investors may be subject to the short-swing profits rules under the Exchange Act as a result of their investment in us.

In light of our common stock being registered under the Exchange Act, persons with the right to appoint a director or who beneficially own more than 10% of our common stock may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock within a six-month period. These “short-swing profits” rules would negatively impact these investors’ returns.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, a shareholder will be treated as receiving dividend income equal to the value of any cash and stock received, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We cannot assure you that we will be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for the applicable calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our Adviser and certain of our other expenses for such calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

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

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russian and Ukraine or the conflict in the Middle East continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

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

Increases in the general level of interest rates from 2022 to 2024 have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to the Adviser. Although the Federal Reserve cut interest rates at the end of 2024, the elevated interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

You should also be aware that an increase in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in the general level of interest rates would make it easier for us to meet or exceed the performance threshold in the Investment Management Agreement and may result in an increase in the amount of the Incentive Fee payable to our Adviser with respect to ordinary income.

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

During periods of volatility and dislocation in the capital markets, many BDCs have faced, and may in the future face, a challenging environment in which to raise or access capital. In addition, periods of volatility and disruption have caused in recent years, and in the future may cause, a negative effect on the valuations of BDCs’ investments and on the potential for liquidity events involving such investments. While most of our investments are not expected to be publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can adversely affect our investment valuations. Further, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. In addition, a prolonged period of market illiquidity may cause us to reduce the volume of loans and debt securities we originate and/or fund and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, results of operations and cash flows. An inability to raise or access capital could have a material adverse impact on our business, financial condition or results of operations.

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19. The ongoing conflict between Russia and Ukraine, and the resulting sanctions, embargoes, and other restrictive actions against Russia, as well as the conflict in the Middle East have contributed to significant volatility, disruptions, and uncertainty, which could also lead to an economic downturn. An economic downturn could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. These events may limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments.

We and our service providers may be susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

We and our service providers may be susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices that we and our service providers use to service our operations; or operational disruption or failures in the physical infrastructure or operating systems that support us and our service providers. Cyberattacks against us or our service providers, or security breakdowns that we or our service providers experience, may adversely impact us and stockholders, potentially resulting in, among other things: financial losses, the inability to process transactions, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. We may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity risks may also impact the portfolio companies in which we invest, which may cause our investment to lose value. There can be no assurance that we or our service providers will not suffer losses relating to cyberattacks or other information security breaches in the future.

We are susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages our day-to-day operations and has implemented a cybersecurity program that applies to us and our operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to us. This cyber risk management program involves risk assessments, the implementation of security measures, and ongoing monitoring of systems and networks, including networks on which we rely. The Adviser actively monitors the current cyber threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks that we face.

We rely on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors, to evaluate its cybersecurity measures and risk management processes, including those applicable to us.

We rely on the Adviser’s risk management program and processes, which include cyber risk assessments.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. We rely on the expertise of risk management, legal, information technology, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks

Our Board provides oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from our Chief Compliance Officer regarding the overall state of the cybersecurity programs of our Adviser, custodian, transfer agent and Administrator, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting us.

Management’s Role in Cybersecurity Risk Management

Our management, including our Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Members of our management possess relevant expertise in various disciplines that are key to effectively managing such risks, such as our Chief Financial Officer, who serves as the Chief Information Security Officer of Muzinich & Co. Our management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting us, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats that we face are assessed on an ongoing basis, and the way such risks could materially affect our business strategy, operational results, and financial condition is regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations. Our principal executive offices are located at 450 Park Avenue, New York, New York 10022. We believe that our office facilities are suitable and adequate for our business as it is currently conducted.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such proceedings, if they are to occur, will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We do not intend to list our common stock on a national securities exchange.

The common stock offered in our Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, offerings of our common stock in Private Offerings have occurred (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering was made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are offered solely to investors that are “accredited investors,” as defined in Rule 501(a) of Regulation D.

Each purchaser of our common stock is required to complete and deliver to us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and agreeing to certain limitations on resale and transfer of our common stock.

Purchasers of shares of our common stock are not permitted to transfer their shares without our prior written consent until a date to be established by us. While we expect not to unreasonably withhold our prior written consent to transfers by our common stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our common stock is registered under the Securities Act, our common stock may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions. Any transfers of shares of our common stock in violation of the foregoing provisions will be void, and any intended recipient of our common stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

As of March 27, 2025, there were 70 stockholders of record. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our common stock.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods.

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we generally must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Part I. Item 1. Business – Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

Reports to Stockholders

We plan to furnish our stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by our independent registered public accounting firm. Additionally, we intend to continue to comply with the periodic reporting requirements of the Exchange Act.

Sales of Unregistered Equity Securities

Except as previously reported by us on our current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.

Discretionary Repurchases of Equity Securities

We did not effectuate any repurchases of our equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich BDC, Inc., and the “Adviser” refers to Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof, or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I. Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including the ongoing conflicts between Russia and Ukraine and in the Middle East;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of the ongoing conflicts between Russia and Ukraine and in the Middle East;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates, including Muzinich & Co., to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an IPO and/or listing of our securities on a national securities exchange, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a RIC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Part I. Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Please note that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated, qualify, and intend to continue to qualify annually as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2024, we had capital commitments from investors in the amount of $205,000,000. As of December 31, 2024, we had equity capital in the amount of $177,006,868. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. During the Commitment Period, we raised equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings of our common stock. Our Commitment Period expired on August 23, 2023. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any of our guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments.

Revenues

We generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Most of the debt securities we hold are floating rate in nature. The debt we invest in typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s and lower than “BBB-” by Fitch or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

Primary expenses include those related to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to NAV (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or members of Muzinich or payable to third parties performing due diligence on prospective portfolio companies and, if necessary, enforcing rights;

●	costs of the offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of research and market data;

●	the Management Fee and any Incentive Fee;

●	certain costs and expenses relating to distributions paid on our shares;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our chief compliance officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into a credit facility, may enter into a further credit facility or other debt arrangements to partially fund our operations, and have incurred costs and expenses including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

We have a limited operating history, and therefore this statement concerning additional expenses is necessarily an estimate and may not match our actual results of operations in the future.

Portfolio Composition and Investment Activity

As of December 31, 2024, we had fourteen debt investments and fifteen equity investments in ten portfolio companies with an aggregate fair value of approximately $147.5 million. As of December 31, 2023, we had fifteen debt investments and sixteen equity investments in eleven portfolio companies with an aggregate fair value of approximately $151.9 million. As of both December 31, 2024 and 2023, our debt investments consisted entirely of senior secured loans. Short-term investments as of both December 31, 2024 and 2023 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $136.7 million and $112.2 million, respectively.

Our investment activity for the years ended December 31, 2024 and 2023 is presented below. Information presented herein is at cost unless otherwise indicated.

	For the year ended December 31, 2024	For the year ended December 31, 2023
New investments:
Gross investment purchases	$584,428,214	$313,626,086
Less: sold investments	(567,117,996)	(15,167,966)
Total new investments	$17,310,218	$298,458,120

Principal/par/units amount of investments funded:
Term loan debt investments	$138,590,756	$295,633,120
Equity investments	11,592,417	2,825,000

Number of new investment commitments	5	3
Average new investment commitment amount	$1,624,774	$11,750,000
Weighted average maturity for new investment commitments	1.4 years	6.4 years
Percentage of new debt investment commitments at floating rates	75%	100%
Percentage of new debt investment commitments at fixed rates	25%	0%
Weighted average spread Secured Overnight Financing Rate (“SOFR”) of new floating rate investment commitments	8.72%	7.45%

As of December 31, 2024 and 2023, our investments consisted of the following:

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$143,426,913	$139,921,361	$140,306,597	$139,554,926
Equity Investments - Common Stock	6,020,001	3,957,055	5,620,001	5,998,844
Equity Investments - Preferred Stock	5,756,785	3,656,818	6,238,389	6,356,894
Short-Term Investments	136,650,611	136,650,611	112,178,709	112,178,709
Total Investments	$291,854,310	$284,185,845	$264,343,696	$264,089,373

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

Typically, the Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser will use this data, combined with the knowledge gained through due diligence of the portfolio company’s customers, suppliers and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

Our operating results for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Total investment income	$23,802,398	$18,934,912
Total expenses	4,481,126	3,563,747
Net investment income (loss)	19,321,272	15,371,165
Total net realized gains (losses)	-	-
Total net change in unrealized appreciation/(depreciation)	(7,414,138)	(1,653,737)
Total net realized and unrealized appreciation/(depreciation)	(7,414,138)	(1,653,737)
Net increase (decrease) in net assets resulting from operations	$11,907,134	$13,717,430

Net assets resulting from operations decreased from $13,717,430 for the year ended December 31, 2023 to $11,907,134 for the year ended December 31, 2024, primarily due to an increase in unrealized appreciation/(depreciation) as a result of further investment activity subsequent to the year ended December 31, 2023.

Investment Income

Investment income for the years ended December 31, 2024 and 2023 was as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest from term loan debt instruments and preferred stock	$23,802,398	$18,934,912
Commitment fees	-	-
Interest from short-term investments	-	-
Interest from cash and cash equivalents	-	-
Total investment income	$23,802,398	$18,934,912

Investment income increased from $18,934,912 for the year ended December 31, 2023 to $23,802,398 for the year ended December 31, 2024, primarily due to an increase in interest income as a result of further investment activity subsequent to the year ended December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2024 and 2023 were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Management Fees	$1,729,711	$1,508,828
Other operating expenses	2,751,415	2,054,919
Income taxes and penalties	-	548,796
Expenses reimbursed	-	(548,796)
Total expenses	$4,481,126	$3,563,747

Total expenses increased from $3,563,747 for the year ended December 31, 2023 to $4,481,126 for the year ended December 31, 2024, primarily due to an increase in other operating expenses and an increase in Management Fees as a result of further investment activity compared to the year ended December 31, 2023.

Capital Resources and Borrowings

We anticipate further cash to be generated from drawdowns in respect of capital committed by investors in Private Offerings and cash flows from operations. We also expect to borrow funds to make investments. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). On August 14, 2019, our initial shareholder approved the adoption of the 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective the following day. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with positive or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. Certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered to be borrowings or involve leverage and thus are also subject to 1940 Act restrictions. In accordance with applicable SEC staff guidance and interpretations, when we engage in such transactions, instead of maintaining asset coverage in the amounts set forth above, we may segregate or earmark liquid assets, or enter into an offsetting position, in an amount at least equal to our exposure, on a mark-to-market basis, as calculated pursuant to requirements of the SEC. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered to be borrowings for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage requirement, and we will not otherwise segregate or earmark liquid assets or enter into offsetting positions. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

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

Credit Facilities

On December 14, 2020, we entered into the Loan Agreement with BNP, and we refer to the facility provided under the Loan Agreement as the “Credit Facility.” The maximum financing available under the Loan Agreement from time to time is $115,000,000. Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement.

The Credit Facility accrues interest at a rate per annum equal to (i) the Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

As of December 31, 2024 and 2023, $113,211,457 and $89,000,000, respectively, was outstanding under the Loan Agreement. The carrying amount of the amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with ASC Topic 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from cash flows from operations and borrowings from banks or other lenders. We have entered into the Loan Agreement with BNP, and we may seek to enter into further bank debt, credit facilities or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. To a limited extent, we may also generate cash from drawdowns in respect of our common stock; however, as our Commitment Period has expired, such drawdowns may only be called for the limited purposes set forth in “Item 1. Business – The Company – Muzinich BDC, Inc.” in this Form 10-K. Our primary uses of cash are for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the year ended December 31, 2024, we did not issue any common stock.

During the year ended December 31, 2023, the Company had further common stock issuances, as detailed in the following table. These issuances of the shares of common stock were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

Contractual Obligations. As of December 31, 2024 and 2023, we had $426,500 and $0 in unfunded commitments to provide debt financing to our portfolio companies, respectively.

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser, under which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we pay the Adviser the Management Fees and Incentive Fees described under the heading “Compensation of the Adviser” below.

We have also entered into the Administration Agreement, pursuant to which the U.S. Bank, as the Administrator, provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services to us.

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with the procedures adopted by our Board of Directors, the NAV per share of our outstanding shares of common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we generally invest in illiquid securities, including debt and equity investments of middle-market companies.

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Adviser’s valuation policy and process described below. The factors that the Adviser may take into account in determining fair value generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of our investments for which market quotations are not readily available, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors which follow a multi-step valuation process each quarter (or more frequently, as appropriate), as described below:

(1)	Each portfolio company or investment is initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with our senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm;

(4)	In following these approaches, the types of factors that are taken into account in determining the fair value of such investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees our valuation process and in support of this oversight, the Adviser provides periodic reports to the Board on valuation matters.

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

PIK Interest

We currently hold, and may hold in the future, certain investments in our portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income, and therefore affects the amount we are required to distribute to our shareholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on nonaccrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare such an initial distribution or distributions in future periods. On May 9, 2024, we declared a distribution of $32.23 per share, or $5,450,124, payable on May 20, 2024. On August 8, 2024, we declared a distribution of $25.35 per share, or $4,286,709, payable on August 19, 2024. On November 7, 2024, we declared a distribution of $23.14 per share, or $3,912,996, payable on November 21, 2024. On December 27, 2024, we declared a distribution of $21.22 per share, or $3,588,322, payable on January 9, 2025.

We have elected to be a BDC under the 1940 Act. We also have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we generally must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year as dividends. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

Compensation of the Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a Management Fee equal to 0.25% (i.e., 1.00% annually) of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument) at the end of the then-current calendar quarter and (ii) our NAV at the end of the prior calendar quarter. For the years ended December 31, 2024 and 2023, we incurred Management Fees of $1,729,711 and $1,508,828, respectively.

Incentive Fee. Pursuant to the Investment Management Agreement, we will pay an Incentive Fee to the Adviser. The Incentive Fee will not be released to the Adviser until the liquidation of our portfolio. The Incentive Fee will accrue as a liability on our statement of assets and liabilities throughout our life, and we may set aside assets in anticipation of paying it. However, we do not intend to actually pay the Incentive Fee to the Adviser until the end of our life.

In order to determine the size of the Incentive Fee, we refer to the Incentive Fee Calculation Methodology described below.

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

To calculate the size of the Incentive Fee, we will refer to (1) the amounts and timing of stockholders’ capital contributions to us and (2) the amounts and timing of our distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology.

The Incentive Fee Calculation Methodology is as follows:

(a)	First, we will make distributions to our stockholders until stockholders have received 100% of their Contributed Capital (as defined below).

(b)	Second, we will make distributions to our stockholders until stockholders have received a 7% return per annum, compounded annually, on their capital contributions, from the date each capital contribution is made through the date such capital has been returned.

(c)	Third, we will make distributions to the Adviser under this paragraph (c) until it has received 12.5% of the total amount distributed by us under paragraph (b) and this paragraph (c).

(d)	Thereafter, any additional amounts that we distribute will be paid 87.5% to stockholders and 12.5% to the Adviser.

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act.

“Contributed Capital” is the aggregate amount of capital contributions that have been made by all of our stockholders in respect of their shares of common stock. All distributions (or deemed distributions) to stockholders, including investment income (i.e. proceeds received in respect of interest payments, dividends and fees) and proceeds attributable to the repayment or disposition of any investment, to stockholders will be considered a return of Contributed Capital. Unreturned Contributed Capital equals aggregate Contributed Capital minus cumulative distributions but is never less than zero.

The term “distribution” includes all distributions of our assets including in respect of proceeds from the full or partial realization of our investments and income from investing activities and may include amounts treated as return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

For the years ended December 31, 2024 and 2023, we did not incur any Incentive Fees.

Subsequent Events

Credit Facility

Effective January 7, 2025, the borrowings under the Credit Facility were paid down to $0.

As of March 27, 2025, the borrowings under the Credit Facility were $113,200,000. The proceeds were used to purchase US. Treasury Bills.

Investment Activity

On January 8, 2025, we made an add-on investment of $426,500 in Quest BidCo LLC under a $2.0 million Delayed Draw Term Loan (“DDTL”) investment.

On January 28, 2025, we executed an amendment to the Quest BidCo LLC DDTL investment, raising the amount from $2.0 million to $2.5 million. The DDTL was further amended from $2.5 million to $3.2 million on February 25, 2025. We made additional add-on investments under the DDTL of $500,000 and $400,000 on January 29, 2025 and February 26, 2025, respectively.

Dividends and Distributions

On March 21, 2025, we declared a distribution of $2.665 per share, or $450,654, payable on April 3, 2025 to shareholders of record as of March 21, 2025.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(320)	$(93)	$(227)
Base Interest Rate	-	-	-
+100 Basis Points	1,280	372	908
+200 Basis Points	2,559	744	1,815
+300 Basis Points	3,866	1,117	2,749

This analysis is indicative of the potential impact on our investment income as of December 31, 2024, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not reflect potential changes in our portfolio or our borrowing facilities after December 31, 2024, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 8. Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Muzinich BDC, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Muzinich BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, consolidated changes in net assets, and consolidated cash flows for each of the two years in the period then ended, and the related consolidated notes. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 27, 2025

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2024	As of December 31, 2023
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $246,332,709 and $235,516,880, respectively)	$242,710,849	$233,886,915
Affiliated investments, at fair value (amortized cost of $45,521,601 and $28,826,816, respectively)	41,474,996	30,202,458
Cash and cash equivalents	5,130,685	2,832,679
Receivables:
Interest and other	110,337	688,711
Total Assets	$289,426,867	$267,610,763

Liabilities:
Credit facility (Note 9)	113,211,457	89,000,000
Management fees payable	427,268	443,075
Distributions payable	3,588,322	-
Professional fees payable	236,806	371,613
Income taxes and penalties	-	548,796
Accrued other general and administrative expenses	122,560	75,808
Total Liabilities	$117,586,413	$90,439,292

Commitments and Contingencies (Note 5)	-	-

Net Assets:

Preferred Shares, $0.001 par value; 15,000 shares authorized, and 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2024; and 500,000 shares authorized, 169,101.0 shares issued and outstanding as of December 31, 2023	169	169
Additional paid-in capital	179,587,692	177,006,868
Total distributable (accumulated) earnings (losses)	(7,747,407)	164,434
Total Net Assets	$171,840,454	$177,171,471
Total Liabilities and Net Assets	$289,426,867	$267,610,763
Net Asset Value Per Share	$1,016.20	$1,047.73

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$19,547,563	$16,970,422
Commitment fees	-	-
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	19,547,563	16,970,422
Investment income from affiliated investments and cash equivalents:
Interest income	4,254,835	1,964,490
Total investment income from affiliated investments and cash equivalents:	4,254,835	1,964,490
Total Investment Income	23,802,398	18,934,912

Expenses:
Management fees	1,729,711	1,508,828
Professional fees	1,080,058	887,877
Directors' fees and expenses	180,000	180,000
Interest expense	1,087,473	741,447
Other general and administrative expenses	403,884	245,595
Income taxes and penalties	-	548,796
Expenses reimbursed by the advisor	-	(548,796)
Total Expenses	4,481,126	3,563,747
Net Investment Income	19,321,272	15,371,165
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-
Affiliated investments	-	-
Total net realized gains/(losses)	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(5,376,413)	(3,029,377)
Affiliated investments	(2,037,725)	1,375,642
Total net change in unrealized appreciation/(depreciation)	(7,414,138)	(1,653,735)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(7,414,138)	(1,653,735)
Net Increase (Decrease) in Net Assets Resulting from Operations	$11,907,134	$13,717,430
Basic and diluted net investment income (loss) per common share	$114.26	$106.63
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$70.41	$95.16
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	144,149.9

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2024	For the year ended December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$19,321,272	$15,371,165
Total net realized gains/(losses)	-	-
Total net change in unrealized depreciation	(7,414,138)	(1,653,735)
Net Increase in Net Assets Resulting from Operations	11,907,134	13,717,430

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(17,238,151)	(15,259,046)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(17,238,151)	(15,259,046)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	77,000,000
Net Increase in Net Assets Resulting from Capital Share Transactions	-	77,000,000
Total Increase/(Decrease) in Net Assets	(5,331,017)	75,458,384
Net Assets, Beginning of year	177,171,471	101,713,087
Net Assets, End of year	$171,840,454	$177,171,471
Net asset value per share	$1,016.20	$1,047.73
Common shares outstanding at the end of the year	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$11,907,134	$13,717,430
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	7,414,138	1,653,735
Net realized (gains)/losses on investments	-	-
Net accretion of discount and amortization of premium on investments	(10,200,392)	(6,604,972)
Purchases and drawdowns of investments	(584,428,214)	(561,576,230)
Sales and maturities of and principal paydowns on investments	567,117,996	447,958,008
Changes in operating assets and liabilities:
Receivables - Interest and other	29,578	(625,180)
Management fees payable	(15,807)	130,563
Professional fees payable	(134,807)	181,065
Interest taxes and penalties	-	548,796
Accrued other general and administrative expenses	46,752	(85,162)
Net cash provided by (used in) operating activities	(8,263,622)	(104,701,947)
Cash Flows from Financing Activities:
Borrowings on credit facility	360,694,626	249,321,162
Payments on credit facility	(336,483,169)	(209,821,627)
Distributions (Net of Distributions Payable)	(13,649,829)	(17,109,144)
Proceeds from issuance of common shares	-	77,000,000
Net cash provided by (used in) financing activities	10,561,628	99,390,391
Net increase (decrease) in cash and cash equivalents	2,298,006	(5,311,556)
Cash and cash equivalents, beginning of year	2,832,679	8,144,235
Cash and cash equivalents, end of year	$5,130,685	$2,832,679

Supplemental Information
Cash paid during the year for interest	$944,285	$753,501
Income taxes paid	-	548,796

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Date	Maturity/ Expiration Date	Principal / Units	Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.45835%	5.45835%	11/23/2021	5/24/2027	14,274,978	$14,092,465	$13,901,908	8.1%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.45835%	5.45835%	8/8/2023	5/24/2027	1,400,293	1,377,170	1,363,697	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/12/2027	4,227,970	4,187,243	4,178,994	2.4%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	22,870,693	22,603,321	20,649,064	12.0%
TEAM NexBelt Investors, LLC Term Loan (3,4)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	10.85496%	N/A	4/13/2022	4/13/2027	6,485,840	6,413,394	6,495,747	3.8%
Macrosoft, Inc. Term Loan (3,4)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.10496%	N/A	5/31/2023	5/31/2028	14,737,500	14,509,723	14,842,068	8.6%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 8.50%	4.00%	13.15265%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,840,000	15,717,094	16,044,001	9.4%
AGS Automotive Solutions Delayed Draw Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	8/31/2022	7/12/2027	10,327,055	10,149,785	10,207,428	5.9%
Montbleau Holdings, LLC Term Loan B (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	3/27/2023	3/21/2028	8,061,214	7,900,740	8,066,053	4.7%
Montbleau Holdings Term Loan C (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	11/1/2023	3/21/2028	5,038,259	4,929,377	5,041,283	2.9%
Total Senior Secured Loan Debt Investments								103,263,802	$101,880,312	$100,790,243	58.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$938,061	0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	439,368	0.3%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	401,289	0.2%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	231,184	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	845,083	0.5%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	761,056	0.4%
Total Equity Investments - Common Stock								1,452,435	$4,370,001	$3,616,041	2.1%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$469,031	0.3%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	-	-	-	0.0%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	26,761	0.0%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	1,158,162	0.7%
Total Equity Investments - Preferred Stock								2,890,527	$3,431,785	$1,653,954	1.0%

Total Equity Investments									$7,801,786	$5,269,995	3.1%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.63000%	N/A	11/25/2024, 12/3/2024, 12/5/2024, 12/10/2024, 12/12/2024, 12/17/2024, 12/19/2024, 12/24/2024	1/7/2025	136,750,000	$136,650,611	$136,650,611	79.5%
Total Short-Term Investments								136,750,000	$136,650,611	$136,650,611	79.5%

Total Non-Controlled/Non-Affiliated Investments									$246,332,709	$242,710,849	141.2%

Affiliated Investments (7)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.36683%	4.57097%	3/3/2023	3/3/2028	15,501,396	15,296,592	$15,207,254	8.8%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,533,745	11,342,602	11,787,557	6.9%
Quest Bidco (GoApe) LLC Term Loan (3,4)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	13.85496%	13.85496%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024	5/9/2027	14,989,044	14,887,096	12,119,884	7.1%
Quest Bidco LLC Term Loan (3,4)	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,311	20,311	16,423	0.0%
Total Senior Secured Loan Debt Investments								42,044,496	$41,546,601	$39,131,118	22.8%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$341,014	0.2%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	$111,755	$-	0.0%
Total Equity Investments - Common Stock								751,800	$1,650,000	$341,014	0.2%

Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,002,864	1.2%
Total Equity Investments - Preferred Stock								1,095,044	$2,325,000	$2,002,864	1.2%

Total Equity Investments								2,598,644	$3,975,000	$2,343,878	1.4%

Total Affiliated Investments									$45,521,601	$41,474,996	24.2%

Total Investments									$291,854,310	$284,185,845	165.4%

Liabilities in Excess of Other Assets										(112,345,391)	(65.4)%
Net assets										$171,840,454	100.0%

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the 1940 Act, the Company is deemed to be an "affiliate person" of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company's voting securities (Note 4).

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

The Company has entered into separate subscription agreements with a number of investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor makes a capital commitment to purchase shares of common stock pursuant to a subscription agreement with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten business days’ prior notice to the investors.

The commitment period of the Company (the “Commitment Period”) was scheduled to last for three years from the date of the Company’s first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019 (the “Initial Closing Date”), subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year in its discretion. On August 9, 2022, the Board of Directors approved the extension of the Commitment Period by one year, to August 23, 2023. The Company’s first drawdown was due on September 25, 2019, and the Commitment Period terminated on August 23, 2023, in accordance with the Board of Directors’ approval. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay the Company’s expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any of guarantees or indemnities made by the Company during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment) may be retained and reinvested by the Company, provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services — Investment Companies (“ASC Topic 946”).

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the financial statements are reasonable and supportable based on the information available as of December 31, 2024 and December 31, 2023; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of December 31, 2024 and December 31, 2023 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the years ended December 31, 2024, and 2023, the Company did not incur further offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which such market quotations are readily available. Short-term investments that have maturities of less than 60 days at the time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

The Company expects that there will not be readily available market values for many of the investments which are or will be in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Company’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

The Adviser may also engage one or more independent valuation firms to assist in the valuation of the Company’s securities.

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

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain payment-in-kind, or “PIK,” interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the consolidated financial statements when the deal origination costs are incurred, such deal origination costs will be reported on the Consolidated Statements of Assets and Liabilities as a liability until the investment is recorded.

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

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”),” which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the consolidated statement of operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statement of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”),” which intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

3.	Income Taxes

Taxation as a Regulated Investment Company

The Company has elected to be treated and intends to qualify annually for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under Subchapter M of the Code, the Company must, among other things, meet certain source of income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company generally must distribute to its stockholders on a timely basis each year at least 90% of its “investment company taxable income,” which is generally its net ordinary taxable income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses.

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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. The Company’s federal tax years 2021, 2022, 2023, and 2024 remain subject to examination by the Internal Revenue Service and the State of Delaware.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

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

On May 9, 2024, the Company declared a distribution of $32.23 per share, or $5,450,124, payable on May 20, 2024. On August 8, 2024, the Company declared a distribution of $25.35 per share, or $4,286,709, payable on August 19, 2024. On November 7, 2024, the Company declared a distribution of $23.14 per share, or $3,912,996, payable on November 21, 2024. On December 27, 2024, the Company declared a distribution of $21.22 per share, or $3,588,322, payable on January 9, 2025.

The tax character of distributions paid during the years ended December 31, 2024 and December 31, 2023 was as follows:

For the year ended December 31, 2024
Distributions paid from:
Ordinary Income	$17,238,151
Long Term Capital Gains(1)	-
Total Distributions Paid	$17,238,151

(1)	Designated as long-term capital gain dividend pursuant to Section 852(b)(3) of the Code.

For the year ended December 31, 2023
Distributions paid from:
Ordinary Income	$15,259,046
Long Term Capital Gains(1)	-
Total Distributions Paid	$15,259,046

(1)	Designated as long-term capital gain dividend pursuant to Section 852(b)(3) of the Code.

As of December 31, 2024 and December 31, 2023, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

	Year Ended December 31,
	2024	2023
Undistributed Ordinary Income—net	$451,238	$667,340

Total Undistributed Earnings	$451,238	667,340
Capital Loss Carryforward
Perpetual Long-Term	$(139,264)	$(424,674)
Perpetual Short-Term	(100,072)	(101,203)
Timing Differences (Organizational Costs/Other)	(290,534)	(316,413)
Unrealized Earnings (Losses)—net	(7,668,775)	339,384
Total Accumulated Earnings (Losses)—net	$(7,747,407)	$164,434

As of December 31, 2024, and December 31, 2023, the cost of investments for the Company for tax purposes were $291,854,621 and $263,749,989, respectively.

	Year Ended December 31,
	2024	2023
Tax cost	$291,854,621	$263,749,989
Gross unrealized appreciation on investments	2,320,278	6,986,440
Gross unrealized depreciation on investments	(10,031,629)	(6,647,056)
Total investments at fair value	$284,185,845	$264,089,373

The difference between U.S. GAAP basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2024 and 2023 was primarily due to reclassification of a non-deductible excise tax and other non-deductible fund expenses to additional paid-in capital. For the years ended December 31, 2024 and 2023, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the year ended December 31, 2024
Additional paid-in capital	$2,580,824
Total distributable earnings	$2,580,824

For the year ended December 31, 2023
Additional paid-in capital	$(20,164)
Total distributable earnings	$20,164

4.	Agreements and Related Party Transactions

Investment Management Agreement

The Company has entered into the Investment Management Agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The costs of both the management fee and the incentive fee are ultimately borne by the Company’s stockholders.

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the years ended December 31, 2024 and 2023, the Company incurred Management Fees of $1,729,711 and $1,508,828, respectively.

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

For the years ended December 31, 2024 and 2023, the Company did not incur Incentive Fees.

Administration Agreement and Fund Accounting Agreement

The Company has entered into an administration servicing agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank” or the “Administrator”), pursuant to which the Administrator provides administrative and recordkeeping services necessary for the Company to operate. In addition, the Company has entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to the Company. The Company reimburses U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Placement Agent Agreement

The Company has entered into a placement agent agreement with Muzinich Capital LLC (the “Placement Agent”) to serve as its placement agent for the domestic and offshore offering of the Company’s shares of common stock. The Placement Agent is an affiliate of the Adviser, and these services are provided on a fee-free basis.

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., Inc. (“Muzinich”), an affiliate of the Adviser, pursuant to which Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse effect on the Company’s operations.

Indemnifications

The Investment Management Agreement provides that the Adviser and its officers, managers, partners, agents, employees, controlling persons and members, and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s and its affiliates’ services under the Investment Management Agreement. However, the Company’s obligation to provide indemnification under the Investment Management Agreement is limited by the 1940 Act and 1940 Act Release No. 11330, which, among other things, prohibit the Company from indemnifying any director, officer or other individual from any liability resulting directly from the willful misconduct, bad faith, gross negligence in the performance of duties or reckless disregard of applicable obligations and duties of the directors, officers or other individuals, and require the Company to set forth reasonable and fair means for determining whether indemnification shall be made.

The Company has also entered into indemnification agreements with its directors. The indemnification agreements are intended to provide the Company’s directors with the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that the Company shall indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, other than a proceeding by or in the right of the Company.

Under the Investment Management Agreement, the Adviser has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Management Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser, will not be liable to the Company, any of its subsidiaries, its directors, its shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Company under the Investment Management Agreement.

Reimbursement of Certain Expenses

During the years ended December 31, 2024 and 2023, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of December 31, 2024 and 2023, the total costs reimbursable to Muzinich were $1,608 and $25,685, respectively, and are disclosed within Professional fees payable, and Accrued other general and administrative expenses on the Statement of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of December 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On February 2, 2021, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where such transactions would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order. Pursuant to the Exemptive Order, the Company is permitted to co-invest with certain of its affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Company’s Independent Directors make certain conclusions in connection with a co-investment transaction, including, but not limited to, that (1) the terms of the potential co-investment transaction, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching in respect of the Company or its stockholders on the part of any person concerned, and (2) the potential co-investment transaction is consistent with the interests of the Company’s stockholders and is consistent with its then-current investment objective and strategies.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the year ended December 31, 2024, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value December 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2024	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,501,396	$15,313,821	$-	$150,000	$561,301	$-	$(517,868)	$15,507,254	$2,167,387
Diamond Blade Warehouse Term Loan	$11,533,745	$11,098,500	$-	$-	$226,077	$-	$462,980	$11,787,557	$1,599,801
Quest Bidco Term Loan	$14,989,044	$10,317,226	$1,573,500	$55,000	$1,431,322	$-	$(1,147,164)	$12,119,884	$1,846,938
Quest Bidco Term Loan	$20,311	$-	$19,385	$-	$926	$-	$(3,888)	$16,423	$-
Total						$-	$(1,205,940)	$39,431,118	$5,614,126

Equity Investments - Common Stock	Shares December 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2024	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$540,138	$-	$-	$-	$(199,123)	$341,014	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$400,000	$-	$-	$(400,000)	$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A	638245	$20,474	$-	$-	$-	$(20,474)	$-	$-
QUEST JVCO LIMITED - Loan Notes	111755	$3,585	$-	$-	$-	$(3,585)	$-	$-
Total					$-	$(623,182)	$341,014	$-

Equity Investments - Preferred Stock	Shares December 31, 2024	Fair Value December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value December 31, 2024	Dividend Income
Diamond Blade Warehouse	1,095,044	$3,250,000	$-	$-	$-	$(1,247,136)	$2,002,864	$-
Total					$-	$(1,247,136)	$2,002,864	$-

5.	Commitments and Contingencies

As of December 31, 2024 and 2023, the Company had $426,500 and $0 in unfunded commitments to provide debt financing to its portfolio companies, respectively. As of December 31, 2024 and 2023, there were no capital calls or draw requests made by the portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of December 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6.	Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$143,426,913	$139,921,361	$140,306,597	$139,554,926
Equity Investments – Common Stock	6,020,001	3,957,055	5,620,001	5,998,844
Equity Investments – Preferred Stock	5,756,785	3,656,818	6,238,389	6,356,894
Warrants	-	-	-	-
Short-Term Investments	136,650,611	136,650,611	112,178,709	112,178,709
Total Investments	$291,854,310	$284,185,845	$264,343,696	$264,089,373

100% of the investments held as of December 31, 2024 and December 31, 2023 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of December 31, 2024 and December 31, 2023 was as follows (the following table does not include short-term investments):

	December 31, 2024	December 31, 2023
Leisure Products	12.0%	8.0%
Diversified Support Services	10.0%	11.4%
Packaged Foods & Meats	9.7%	9.5%
Automotive	8.9%	9.3%
IT Consulting	8.8%	8.4%
Computer & Electronics Retail	9.1%	8.9%
Commercial Building Products	8.1%	8.4%
Industrial Machinery	8.0%	8.1%
Leisure Facilities	7.1%	5.8%
Apparel, Accessories & Luxury Goods	4.2%	4.7%
Health Care Equipment & Supplies	0.0%	3.1%
Health Care Technology	0.0%	0.1%
Total	85.9%	85.7%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy of the Company’s investments as of December 31, 2024 and December 31, 2023.

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,921,361	$139,921,361
Equity Investments – Common Stock	-	-	3,957,055	3,957,055
Equity Investments – Preferred Stock	-	-	3,656,818	3,656,818
Short-Term Investments	-	136,650,611	-	136,650,611
Total	$-	$136,650,611	$147,535,234	$284,185,845

	Fair Value Hierarchy as of December 31, 2023
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,554,926	$139,554,926
Equity Investments – Common Stock	-	-	5,998,844	5,998,844
Equity Investments – Preferred Stock	-	-	6,356,894	6,356,894
Short-Term Investments	-	112,178,709	-	112,178,709
Total	$-	$112,178,709	$151,910,664	$264,089,373

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value as of and for the years ended December 31, 2024 and 2023.

	For the year ended	For the year ended
	December 31,	December 31,
Senior Secured Loan Debt Instruments	2024	2023
Fair value, beginning of period	$139,554,926	$74,859,228
Purchases of investments	7,855,785	78,155,331
Proceeds from principal pre-payments and sales of investments	(11,042,929)	(13,659,723)
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(2,753,879)	(512,235)
Net accretion of discount on investments	6,307,458	712,325
Transfers into (out of) Level 3	-	-
Fair value, end of year	$139,921,361	$139,554,926

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Common Stock	2024	2023
Fair value, beginning of period	$5,998,844	$4,518,313
Purchases of investments	400,000	1,292,764
Proceeds from principal pre-payments and sales of investments	-	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(2,441,789)	187,767
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$3,957,055	$5,998,844

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Preferred Stock	2024	2023
Fair value, beginning of period	$6,356,894	$4,463,601
Purchases of investments	268,083	3,130,584
Proceeds from principal pre-payments and sales of investments	(2,689,475)	-
Net Realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(2,218,470)	(1,237,291)
Net accretion of discount on investments	1,939,786	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$3,656,818	$6,356,894

	For the year ended	For the year ended
	December 31,	December 31,
Warrants	2024	2023
Fair value, beginning of period	$-	$248,788
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	(196,964)
Net change in unrealized appreciation/(depreciation)	-	(91,977)
Net accretion of discount on investments	-	40,153
Transfers into (out of) Level 3	-	-
Fair value, end of year	-	$-

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company at the end of the years ended December 31, 2024 and 2023.

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2024	For the year ended December 31, 2023
Senior Secured Loan Debt Instruments	$(2,753,879)	$(512,235)
Equity Investments - Common Stock	(2,441,789)	187,767
Equity Investments - Preferred Stock	(2,218,470)	(1,237,291)
Warrants	-	(91,976)
Total	$(7,414,138)	$(1,653,735)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2024 and December 31, 2023. The tables are not intended to be all inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,921,361	Discounted cash flow	Discount rate	5.80% - 17.33%	9.05%
Equity Investments - Common Stock	$3,957,055	Market approach	EBITDA multiples	3.82x - 7.73x	6.20x
Equity Investments - Preferred Stock	$3,656,818	Market approach	EBITDA multiples	5.62x - 13.19x	7.15x
Total	$147,535,234

	Fair Value as of December 31, 2023	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,554,926	Discounted cash flow	Discount rate	6.03% - 17.07%	9.48%
Equity Investments - Common Stock	$5,998,844	Market approach	EBITDA multiples	3.50x - 7.58x	6.10x
Equity Investments - Preferred Stock	$3,250,000	Recent Transaction Price(1)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$157,118	Estimated Contingent Payment(2)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,949,776	Market approach	EBITDA multiples	5.07x - 5.79x	5.65x
Total	$151,910,664

*	(1)	Transaction price consists of securities recently purchased. The Adviser determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

	(2)	Estimate of contractual earnout payments contingent upon achieving certain operating performance metrics of the underlying company.

8.	Net Assets

Common Stock Issuances

For the year ended December 31, 2024, the Company had no common stock issuances.

For the year ended December 31, 2023, the Company had the following common stock issuances.

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

Distributions

For the year ended December 31, 2024, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709
November 7, 2024	November 21, 2024	$23.14	$3,912,996
December 27, 2024	January 9, 2025	$21.22	$3,588,322

For the year ended December 31, 2023, the Company declared the following distributions.

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568
November 7, 2023	November 17, 2023	$23.41	$3,958,653
December 21, 2023	December 28, 2023	$30.93	$5,230,293

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2024 and 2023, the Company’s asset coverage ratio was 252% and 300%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time is $115,000,000 (the “Maximum Commitment Financing”). Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement.

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

On November 25, 2024, the Company entered into an amendment to the Loan Agreement to set the Maximum Commitment Financing at $115,000,000 and to further simplify the opening and closing process of the subscription line.

BNP may terminate the Loan Agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of December 31, 2024 and December 31, 2023, credit facility activity was as follows:

	December 31, 2024	December 31, 2023
Outstanding balance	$113,211,457	$89,000,000
Average balance during the period when in use	$50,990,741	$47,463,847
Average interest rate during the period when in use	5.43%	5.40%
Interest expenses incurred during the period	$1,087,473	$741,447
Financing expenses incurred during the period	$-	$-

As of December 31, 2024 and December 31, 2023, the carrying amount of the Company’s borrowings under the Loan Agreement approximated their fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table were the Company’s amortized cost, which approximates fair value. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of both December 31, 2024 and 2023, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024 and 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$11,907,134	$13,717,430
Weighted average common shares of common stock outstanding – basic and diluted	169,101.0	144,149.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$70.41	$95.16

11.	Consolidated Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, and 2020:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,047.73	$1,045.12	$1,070.38	$995.02	$981.81

Results of Operations:
Net Investment Income (Loss) (1)	114.26	106.63	93.17	73.90	19.90
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(43.85)	(7.53)	(18.33)	58.70	8.31
Net Increase (Decrease) in Net Assets Resulting from Operations	70.41	99.10	74.84	132.60	28.21

Distributions to Common Stockholders
Distributions from Net Investment Income	(101.94)	(96.49)	(100.10)	(57.24)	(15.00)
Net Decrease in Net Assets Resulting from Distributions	(101.94)	(96.49)	(100.10)	(57.24)	(15.00)

Net Asset Value, End of Period	$1,016.20	$1,047.73	$1,045.12	$1,070.38	$995.02

Shares Outstanding, End of Period	169,101.0	169,101.0	97,322.4	91,894.6	45,987.9

Ratios/Supplemental Data
Net assets, end of period	$171,840,454	$177,171,471	$101,713,087	$98,362,398	$45,759,075
Weighted-average shares outstanding (2)	169,101.0	144,149.9	93,500.7	59,029.9	40,151.8
Total Return (3)	6.88%	9.63%	7.13%	13.48%	2.88%
Portfolio turnover	5.77%	7.24%	2.82%	2.91%	0.00%
Ratio of total expenses to average net assets without reimbursement	2.54%	2.68%	2.34%	2.51%	2.57%
Ratio of total expenses to average net assets with reimbursement	2.54%	2.33%	N/A	N/A	N/A
Ratio of net investment income (loss) to average net assets without reimbursement	10.95%	9.67%	8.66%	6.77%	1.96%
Ratio of net investment income (loss) to average net assets with reimbursement	10.95%	10.03%	N/A	N/A	N/A
Asset coverage ratio without reimbursement	251.79%	298.45%	305.48%	501.59%	369.17%
Asset coverage ratio with reimbursement	251.79%	299.07%	N/A	N/A	N/A

(1)	The per common share data was derived using weighted average shares outstanding.

(2)	Calculated for the years ended December 31, 2024, 2023, 2022, 2021, and 2020, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders.

Total return does not include a sales load.

12.	Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of December 31, 2024, except as disclosed below.

Effective January 7, 2025, the borrowings under the Credit Facility were paid down to $0.

On January 8, 2025, the Company made an add-on investment of $426,500 in Quest BidCo LLC under a $2.0 million Delayed Draw Term Loan (“DDTL”) investment.

On January 28, 2025, the Company executed an amendment to the Quest BidCo LLC DDTL investment, raising the amount from $2.0 million to $2.5 million. The DDTL was further amended from $2.5 million to $3.2 million on February 25, 2025. The Company has made additional add-on investments under the DDTL of $500,000 and $400,000 on January 29, 2025 and February 26, 2025, respectively.

On March 21, 2025, the Company declared a distribution of $2.665 per share, or $450,654, payable on April 4, 2025 to shareholders of record as of March 21, 2025.

As of March 27, 2025, the borrowings under the Credit Facility were $113,200,000. The proceeds were used to purchase US. Treasury Bills.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2024 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2024.

Due to the our status as an “emerging growth company” under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2024.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, and officers, that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Our business and affairs are managed under the direction and oversight of the Board. The Board consists of five members, three of whom are Independent Directors. The Board appoints the officers who serve at the discretion of the Board. The responsibilities of the Board include corporate governance activities, oversight of our financing arrangements and oversight of our investment activities as conducted by the Adviser.

The Board is responsible for the oversight of our investment, operational and risk management activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. The Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of our investments.

Directors

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

Our Certificate of Incorporation provides that a majority of the Board must be comprised of Independent Directors, except for a period of up to 60 days after the death, removal or resignation of an Independent Director pending the election of his or her successor. Each director will hold office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, removal or disqualification.

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s) held with the Company	Length of Time Served	Expiration of Term
Kathleen T. Barr	69	Director	Director since 2019	2026
Eric W. Falkeis	51	Director	Director since 2019	2027
Steven J. Paggioli	74	Director	Director since 2019	2025
Paul Fehre	62	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	Director since 2019	2027
Jeffrey Youle	65	Director, Chief Executive Officer and President	Director since 2020	2025

Executive Officers who are not Directors

Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Cheryl Rivkin	55	Secretary	2019

Biographical Information

Directors

Our Board of Directors is divided into two groups—interested directors and the Independent Directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Jeffrey Youle. Mr. Youle was appointed as our Chief Executive Officer and President in March 2020. Mr. Youle is Muzinich’s Head of US Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies, and currently serves on the board of Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich, he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst other senior positions. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan. We believe Mr. Youle’s significant experience with investments in the private debt and equity of middle market companies brings important and valuable skills to our Board.

Paul Fehre. Mr. Fehre was appointed as our Chief Financial Officer and Treasurer in August 2019. Mr. Fehre currently serves as the Chief Operating Officer of Muzinich & Co., Inc. Mr. Fehre is a Director of Muzinich & Co., Inc. and Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at can Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation. We believe Mr. Fehre’s significant operational, accounting, and managerial experience brings important and valuable skills to our Board.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of Muzinich Corporate Lending Income Fund, Inc., William Blair Funds and Professionally Managed Portfolios. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh. We believe Ms. Barr’s significant experience with the leadership and management of registered investment companies like us brings important and valuable skills to our Board.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and financial, accounting, investment and regulatory matters through his former positions as Senior Vice President and Chief Financial Officer (and other positions) of U.S. Bancorp Fund Services, LLC, a full service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Growth Officer and Co-Founder of Tidal Financial Group (2022 to present) and was formally the Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has experience consulting with investment advisors regarding the legal structure of investment companies, distribution channel analysis, marketing and actual distribution of those funds. Mr. Falkeis also has substantial managerial, operational and risk oversight experience through his former positions as President, Chief Operating Officer and Trustee of the Direxion Funds and the Direxion Exchange Traded Funds (2013 to 2018). Mr. Falkeis also currently serves on the board of Muzinich Corporate Lending Income Fund, Inc., and Professionally Managed Portfolios. Mr. Falkeis holds a Bachelor’s degree in Accounting from Marquette University and is a Certified Public Accountant. We believe Mr. Falkeis’ significant experience in the financial services sector brings important and valuable skills to our Board.

Steven J. Paggioli. Mr. Paggioli has substantial investment company and investment advisory experience, and he currently serves as an independent consultant on investment company and investment advisory matters. He has held a number of senior positions with investment company and investment advisory organizations and related businesses, including Executive Vice President, Director and Principal of the Wadsworth Group (fund administration, distribution transfer agency and accounting services). He serves on the boards of several investment management companies and advisory firms. He has served on various industry association and self-regulatory committees and formerly worked on the staff of the SEC. Mr. Paggioli also currently serves on the boards of Muzinich Corporate Lending Income Fund, Inc., Professionally Managed Portfolios and AMG Funds, in addition to serving on the Board of Governors of the Investment Company Institute and on the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law. We believe Mr. Paggioli’s significant experience with investment companies and investment advisers brings important and valuable skills to our Board.

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

Audit Committee

The Audit Committee is responsible for overseeing matters relating to the appointment and activities of our auditor, audit plans and procedures, various accounting and financial reporting issues and changes in accounting policies, and reviewing the results and scope of the audit and other services provided by our independent public accountants. The Audit Committee’s risk oversight responsibilities include overseeing the internal audit staff, if any, accounting and financial reporting processes, our systems of internal controls regarding finance and accounting and audits of our financial statements. The members of the Audit Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, each of whom meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and none of whom would be an “interested person” of us, as defined in Section 2(a)(19) of the 1940 Act. Mr. Falkeis serves as Chairperson of the Audit Committee. Our Board of Directors has determined that each of Ms. Barr, Mr. Falkeis and Mr. Paggioli is an “audit committee financial expert” as defined under Item 407 of Regulation S-K under the Exchange Act.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for identifying, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on our Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The Governance and Nominating Committee will consider nominees properly recommended by our stockholders. The members of the Governance and Nominating Committee are Kathleen T. Barr, Eric W. Falkeis and Steven J. Paggioli, none of whom would be an “interested person” as defined in Section 2(a)(19) of the 1940 Act. Ms. Barr serves as the Chairperson of the Governance and Nominating Committee.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board implemented since the filing of Amendment No. 2 to our Registration Statement on Form 10.

Code of Ethics

We and the Adviser have jointly adopted a single code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions by our and the Adviser’s personnel. We have also adopted the SOX Code, which applies to, among others, our directors and senior officers, including the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the code’s requirements.

We will provide any person, without charge, upon request, a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich BDC, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Our code of ethics is filed herewith and any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the disclosure requirements of Item 405 of SEC Regulation S-K thereunder require that our directors and executive officers, and any persons holding more than 10% of any class of our equity securities, report their ownership of such equity securities and any subsequent changes in that ownership to the SEC and to us. Based solely on a review of the written statements and copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners, we believe that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, and employees that is reasonably designed to promote compliance with insider trading laws, rules, and regulations.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees, but we do have officers and directors. Each of our executive officers is an employee of our Adviser and/or one of its affiliates. Our day-to-day investment operations are managed by our Adviser. Most of the services necessary for the origination and management of our investment portfolio are provided by investment professionals employed by our Adviser and/or its affiliates.

None of our executive officers receive direct compensation from us. Certain of our executive officers and other members of our Adviser’s Investment Team, through their ownership interest in or management positions with our Adviser, may be entitled to a portion of any profits earned by our Adviser or its affiliates (including any fees payable to our Adviser under the terms of our Investment Management Agreement, less expenses incurred by our Adviser in performing its services under the Investment Management Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards and/or individual performance bonuses to our executive officers in addition to their ownership interest.

Compensation of Independent Directors

Each Independent Director is compensated with an annual fee of $60,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson of the Board and Committee Chairs may receive additional compensation for their services. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth the compensation of our Independent Directors for the fiscal year ended December 31, 2024.

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

Compensation Committee

We currently do not have a compensation committee.

Compensation Committee Interlocks and Insider Participation Committee

During the fiscal year ended December 31, 2024, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2025, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own 5% or more of our outstanding shares of common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Unless otherwise indicated, we believe that each beneficial owner set forth in the table below and designated as a director or officer has sole voting and investment power and has the same address as us. Our address is 450 Park Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	291.4	0.17%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	291.4	0.17%
5% Holders
Muzinich US Private Debt, SCSp(3)	107,138.5	63.36%
FCCI Insurance Company(4)	40,379.7	23.88%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 169,101.0 shares issued and outstanding on March 27, 2025.

(3)	The address of Muzinich US Private Debt, SCSp is 47 Avenue J.F. Kennedy, Luxembourg, Luxembourg L-1855.
(4)	The address of FCCI Insurance Company is 6300 University Parkway, Sarasota, Florida 34240.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 27, 2025.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jeffrey Youle	Over $100,000
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. As a BDC, the 1940 Act generally restricts our ability to participate in transactions with persons affiliated with us, including our officers, trustees and employees and any person controlling or under common control with us.

In addition, our Adviser has adopted and implemented policies and procedures to which it is subject, including brokerage and trade allocation policies and procedures, which it believes address the conflicts associated with managing multiple accounts of different types with similar and dissimilar investment objectives and guidelines. It is the policy of our Adviser that investment decisions for us be made based on a consideration of its investment objective, policies, and strategies, and that investment transactions be fairly allocated among its clients, including us. In addition, the Adviser has put in place a conflict resolution policy that addresses the co-investment restrictions set forth under the 1940 Act, as modified to reflect our receipt of the Order (as defined below). Our Adviser seeks to ensure an equitable allocation of investment opportunities when we are able to invest alongside other accounts managed by our Adviser and its affiliates. When we invest alongside such other accounts as permitted, such investments will be made consistent with the 1940 Act, the related guidance of the SEC staff and the allocation policies adopted by our Adviser. We, our Adviser and Muzinich have obtained an exemptive order (the “Order”) from the SEC permitting us to enter into transactions with affiliated entities that are advised by the Adviser and/or its affiliates that would otherwise be prohibited “joint transactions” under the 1940 Act, subject to the conditions therein. We may make such co-investments if our Board of Directors determines that it would be advantageous for us to do so, and such investments are consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent limitations, including the terms and conditions set forth in the Order.

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

In the event of a conflict between our interests and the interests of our Adviser, our Adviser shall make a determination in our best interest.

In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, our officers screen each of our transactions for any possible affiliations, close or remote, between the proposed portfolio investment, us, companies controlled by us and our employees and directors.

We will not enter into any agreements unless and until we are satisfied that no affiliations prohibited by the 1940 Act exist or, if such affiliations exist, we have taken appropriate actions to seek Board review and approval or additional exemptive relief from the SEC for such transaction.

Investment Management Agreement

We are party to the Investment Management Agreement with our Adviser, pursuant to which we will pay our Adviser fees for investment management services consisting of the Management Fee and an Incentive Fee. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments.

Administration Agreement and Fund Accounting Agreement

We have entered into the Administration Agreement with U.S. Bank, pursuant to which the Administrator provides administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Placement Agent Agreement

We are party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”) pursuant to which the Placement Agent provides certain services in connection with the offering. The Placement Agent is an affiliate of the Adviser and these services will be provided on a fee-free basis.

Our offshore capital raising activity was neither conducted nor supervised by the Placement Agent. The Placement Agent in effect outsourced to its European affiliates to ensure that the domestic and offshore offerings would be treated as needed for Securities Act regulatory purposes as wholly separate and distinct from one another.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of us or any of its affiliates.

Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his or her family members, and us, the Adviser, or of any of their respective affiliates, the Board has determined that Ms. Barr and Messrs. Falkeis and Paggioli qualify as independent directors. Each director who serves on the Audit Committee is an independent director for purposes of Rule 10A-3 under the Exchange Act.

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the year ended December 31, 2025.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or its affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for our fiscal years ended December 31, 2024 and 2023:

Service:	For the year ended December 31, 2024
Audit Fees(1)	$340,000
Audit-Related Fees	-
Tax Fees(1)	77,742
All Other Fees	-
Total Fees:	$417,742

Service:	For the year ended December 31, 2023
Audit Fees(1)	$289,500
Audit-Related Fees	-
Tax Fees(1)	16,500
All Other Fees	-
Total Fees:	$306,000

(1)	During the fiscal years ended December 31, 2024 and 2023, Deloitte billed aggregate non-audit fees of $77,742 and $16,500, respectively, related to us for services rendered to us.

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

Tax Fees: Tax fees consist of fees billed for professional tax services. These services also include assistance regarding U.S. federal, state, and local tax compliance.

All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Deloitte, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

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

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Consolidated Financial Statements

(1)	The following consolidated financial statements are set forth in Item 8 of Part II:

(b)	Exhibits required to be filed by Item 601 of Regulation S-K

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(3)
10.1	Investment Management Agreement between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC, as the investment adviser(1)
10.2.1	Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as the Administrator(1)
10.2.2	First Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator(4)
10.2.3	Second Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator(5)
10.2.4	Third Amendment to Administration Agreement between Muzinich BDC, Inc. and U.S. Bank, as Administrator*^
10.3	Fund Accounting Agreement between Muzinich BDC, Inc. and U.S. Bank*
10.4	Amended and Restated Custody Agreement between Muzinich BDC, Inc., Muzinich BDC Holdings, LLC and U.S. Bank National Association, as the custodian *^

10.5	Form of Indemnification Agreement(1)
10.6.1	Amended and Restated Loan Agreement with BNP Paribas Prime Brokerage International Limited(6)
10.6.2	Second Amended and Restated Loan Agreement with BNP Paribas Prime Brokerage International Limited*
10.7	U.S. Prime Brokerage Agreement between the Company and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Account Agreement)(7)
10.8	Placement Agent Agreement between Muzinich BDC, Inc. and Muzinich Capital LLC*
14.1	Code of Ethics*
19.1	Insider Trading Policies and Procedures*
21.1	List of Subsidiaries*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934,as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2022.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.
(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

*	Filed herewith.
**	Furnished herewith.
^	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: March 27, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: March 27, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 27, 2025.

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