Form 10-Q
period 2025-03-31
Muzinich BDC, Inc.
filed 2025-05-14
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2025

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2025.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2025	As of December 31,
	(Unaudited)	2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $242,301,713 and $246,332,709, respectively)	$239,045,210	$242,710,849
Affiliated investments, at fair value (amortized cost of $47,580,556 and $45,521,601, respectively)	43,319,533	41,474,996
Cash and cash equivalents	8,332,959	5,130,685
Receivables:
Interest and other	56,961	110,337
Total Assets	$290,754,663	$289,426,867

Liabilities:
Credit facility (Note 9)	113,200,000	113,211,457
Management fee payable	840,328	427,268
Distributions payable	450,654	3,588,322
Professional fees payable	229,151	236,806
Accrued other general and administrative expenses	214,094	122,560
Total Liabilities	$114,934,227	$117,586,413

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	169	169
Additional paid-in capital	179,587,692	179,587,692
Total distributable (accumulated) earnings (losses)	(3,767,425)	(7,747,407)
Total Net Assets	$175,820,436	$171,840,454
Total Liabilities and Net Assets	$290,754,663	$289,426,867
Net Asset Value Per Share	$1,039.74	$1,016.20

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$4,016,642	$4,845,468
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	4,016,642	4,845,468
Investment income from affiliated investments and cash equivalents:
Interest income	1,463,347	936,596
Total investment income from affiliated investments and cash equivalents:	1,463,347	936,596
Total Investment Income	5,479,989	5,782,064

Expenses:
Management fee	413,060	433,858
Professional fees	177,746	196,082
Directors’ fees and expenses	45,000	45,000
Interest expense	452,868	296,954
Other general and administrative expenses	111,618	56,061
Total Expenses	1,200,292	1,027,955
Net Investment Income	4,279,697	4,754,109
Net Realized gains/(losses) and unrealized appreciation/(depreciation) on investments
Net realized gains (losses):
Non-controlled/non-affiliated investments	-	-
Affiliated investments	-	-
Total net realized gains/(losses)	-	-
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	365,357	(3,931,595)
Affiliated investments	(214,418)	(340,418)
Total net change in unrealized appreciation/(depreciation)	150,939	(4,272,013)
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	150,939	(4,272,013)
Net Increase (Decrease) in Net Assets Resulting from Operations	$4,430,636	$482,096
Basic and diluted net investment income (loss) per common share	$25.31	$28.11
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$26.20	$2.85
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$4,279,697	$4,754,109
Total net realized gains/(losses)	-	-
Total net change in unrealized appreciation/(depreciation)	150,939	(4,272,013)
Net Increase in Net Assets Resulting from Operations	4,430,636	482,096

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(450,654)	-
Net Decrease in Net Assets Resulting from Stockholder Distributions	(450,654)	-

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-
Total Increase/(Decrease) in Net Assets	3,979,982	482,096
Net Assets, Beginning of period	171,840,454	177,171,471
Net Assets, End of period	$175,820,436	$177,653,567
Net asset value per share	$1,039.74	$1,050.58
Common shares outstanding at the end of the period	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2025 (Unaudited)	For the three months ended March 31, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$4,430,636	$482,096
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(150,939)	4,272,013
Net realized (gains)/losses on investments	-	-
Net amortization of premium (accretion of discount)	(2,242,774)	(2,272,750)
Purchases and drawdowns of investments	(134,836,435)	(137,341,688)
Sales and maturities of and principal paydowns on investments	139,051,250	146,779,089
Changes in operating assets and liabilities:
Receivables - Interest and other	53,376	29,522
Management fee payable	413,060	433,857
Professional fees payable	(7,655)	(70,751)
Accrued other general and administrative expenses	91,534	38,772
Net cash provided by (used in) operating activities	6,802,053	12,350,160
Cash Flows from Financing Activities:
Borrowings on credit facility	113,647,247	77,469,838
Payments on credit facility	(113,658,704)	(89,219,838)
Distributions (Net of change in Distributions payable)	(3,588,322)	-
Net cash provided by (used in) financing activities	(3,599,779)	(11,750,000)
Net increase (decrease) in cash and cash equivalents	3,202,274	600,160
Cash and cash equivalents, beginning of period	5,130,685	2,832,679
Cash and cash equivalents, end of period	$8,332,959	$3,432,839

Supplemental Information
Cash paid during the period for interest	$452,868	$219,838

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2025 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal Units	Amortized cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.17544%	N/A	11/23/2021	5/24/2027	14,241,228	$14,068,317	$14,015,483	8.0%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.17544%	N/A	8/8/2023	5/24/2027	1,362,793	1,341,423	1,341,191	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4)	Automotive	-	-	18.75000%	7.50000%	7/11/2022	7/12/2027	4,244,465	4,210,406	4,309,866	2.5%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	23,457,216	23,255,952	21,268,944	12.0%
TEAM NexBelt Investors, LLC Term Loan (3,4)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	10.57205%	N/A	4/13/2022	4/13/2027	6,465,840	6,399,044	6,453,456	3.7%
Macrosoft Inc. Term Loan (3,4)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	11.82205%	N/A	5/31/2023	5/31/2028	13,642,000	13,440,758	13,698,450	7.8%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 8.50%	4.00%	12.92268%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,800,000	15,698,419	15,998,332	9.1%
AGS Automotive Solutions Delayed Draw Term Loan (3,4)	Automotive	-	-	18.75000%	7.50000%	8/31/2022	7/12/2027	10,367,163	10,195,652	10,526,906	6.0%
Montbleau Holdings, LLC Term Loan B (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	3/27/2023	3/21/2028	8,142,513	7,987,683	8,066,168	4.6%
Montbleau Holdings Term Loan C (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	11/1/2023	3/21/2028	5,089,070	4,983,708	5,041,355	2.9%
Total Senior Secured Loan Debt Investments								102,812,288	$101,581,362	$100,720,151	57.4%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$1,078,236	0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	446,657	0.3%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	407,947	0.2%
Macrosoft Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	304,792	0.2%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	826,911	0.5%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	874,389	0.5%
Total Equity Investments - Common Stock								1,452,435	$4,370,001	$3,938,931	2.3%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$539,118	0.3%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	-	0.0%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	928,445	0.5%
Total Equity Investments - Preferred Stock								2,890,527	$3,431,785	$1,467,563	0.8%

Total Equity Investments									$7,801,786	$5,406,494	3.1%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.63000%	N/A	1/13/2025, 3/10/2025, 3/11/2025, 3/13/2025, 3/14/2025, 3/18/2025, 3/19/2025, 3/20/2025, 3/24/2025, 3/25/2025	4/3/2025	132,950,000	$132,918,565	$132,918,565	75.6%
Total Short-Term Investments								132,950,000	$132,918,565	$132,918,565	75.6%

Total Non-Controlled/Non-Affiliated Investments									$242,301,713	$239,045,210	136.1%

Affiliated Investments (7)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.06044%	2.00000%	3/3/2023	3/3/2028	15,591,403	15,399,160	$15,347,566	8.7%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,605,981	11,422,813	11,854,991	6.7%
Quest Bidco (GoApe) LLC Term Loan (3,4)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	13.57205%	13.57205%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025	5/9/2027	16,854,284	16,763,018	13,911,744	7.9%
Quest Bidco LLC Term Loan (3,4)	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,565	20,565	16,975	0.0%
Total Senior Secured Loan Debt Investments								44,072,233	$43,605,556	$41,131,276	23.3%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	$111,755	$-	0.0%
Total Equity Investments - Common Stock								751,800	$1,650,000	$-	0.0%

Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,188,257	1.2%
Total Equity Investments - Preferred Stock								1,095,044	$2,325,000	$2,188,257	1.2%

Total Equity Investments								2,598,644	$3,975,000	$2,188,257	1.2%

Total Affiliated Investments									$47,580,556	$43,319,533	24.5%

Total Investments									$289,882,269	$282,364,743	160.6%

Liabilities in Excess of Other Assets										(106,544,307)	(60.6)%
Net assets										$175,820,436	100.0%

SOFR  - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on March 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Schedule of Investments

As of December 31, 2024

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal Units	Amortized cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.45835%	5.45835%	11/23/2021	5/24/2027	14,274,978	$14,092,465	$13,901,908	8.1%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3,4)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	15.45835%	5.45835%	8/8/2023	5/24/2027	1,400,293	1,377,170	1,363,697	0.8%
AGS Automotive Solutions 2nd Lien Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	7/11/2022	7/12/2027	4,227,970	4,187,243	4,178,994	2.4%
Aqua Leisure Recreational Term Loan B (3,4)	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	22,870,693	22,603,321	20,649,064	12.0%
TEAM NexBelt Investors, LLC Term Loan (3,4)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	10.85496%	N/A	4/13/2022	4/13/2027	6,485,840	6,413,394	6,495,747	3.8%
Macrosoft, Inc. Term Loan (3,4)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	12.10496%	N/A	5/31/2023	5/31/2028	14,737,500	14,509,723	14,842,068	8.6%
Sayres and Associates (Vikings35) 2nd Lien Term Loan A (3,4)	Diversified Support Services	1 Month SOFR USD + 8.50%	4.00%	13.15265%	N/A	6/10/2021, 3/5/2024	6/10/2026	15,840,000	15,717,094	16,044,001	9.4%
AGS Automotive Solutions Delayed Draw Term Loan (3,4)	Automotive	-	-	11.25000%	N/A	8/31/2022	7/12/2027	10,327,055	10,149,785	10,207,428	5.9%
Montbleau Holdings, LLC Term Loan B (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	3/27/2023	3/21/2028	8,061,214	7,900,740	8,066,053	4.7%
Montbleau Holdings Term Loan C (3,4)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	2.00000%	11/1/2023	3/21/2028	5,038,259	4,929,377	5,041,283	2.9%
Total Senior Secured Loan Debt Investments								103,263,802	$101,880,312	$100,790,243	58.6%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$938,061	0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	439,368	0.3%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	401,289	0.2%
Macrosoft, Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	231,184	0.1%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	845,083	0.5%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	761,056	0.4%
Total Equity Investments - Common Stock								1,452,435	$4,370,001	$3,616,041	2.1%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$469,031	0.3%
MPC Consolidation Preferred Stock - Class A	Health Care Equipment & Supplies	N/A	N/A	8.00000%	N/A	3/30/2021	N/A	-	-	-	0.0%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	26,761	0.0%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	1,158,162	0.7%
Total Equity Investments - Preferred Stock								2,890,527	$3,431,785	$1,653,954	1.0%

Total Equity Investments									$7,801,786	$5,269,995	3.1%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.63000%	N/A	11/25/2024, 12/3/2024, 12/5/2024, 12/10/2024, 12/12/2024, 12/17/2024, 12/19/2024, 12/24/2024	1/7/2025	136,750,000	$136,650,611	$136,650,611	79.5%
Total Short-Term Investments								136,750,000	$136,650,611	$136,650,611	79.5%

Total Non-Controlled/Non-Affiliated Investments									$246,332,709	$242,710,849	141.2%

Affiliated Investments (7)
Senior Secured Loan Debt Investments
Midwest Trading Group Acquisition, LLC Term Loan	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.36683%	4.57097%	3/3/2023	3/3/2028	15,501,396	15,296,592	$15,207,254	8.8%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,533,745	11,342,602	11,787,557	6.9%
Quest Bidco (GoApe) LLC Term Loan (3,4)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	13.85496%	13.85496%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024	5/9/2027	14,989,044	14,887,096	12,119,884	7.1%
Quest Bidco LLC Term Loan (3,4)	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,311	20,311	16,423	0.0%
Total Senior Secured Loan Debt Investments								42,044,496	$41,546,601	$39,131,118	22.8%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$341,014	0.2%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	$111,755	$-	0.0%
Total Equity Investments - Common Stock								751,800	$1,650,000	$341,014	0.2%

Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,002,864	1.2%
Total Equity Investments - Preferred Stock								1,095,044	$2,325,000	$2,002,864	1.2%

Total Equity Investments								2,598,644	$3,975,000	$2,343,878	1.4%

Total Affiliated Investments									$45,521,601	$41,474,996	24.2%

Total Investments									$291,854,310	$284,185,845	165.4%

Liabilities in Excess of Other Assets										(112,345,391)	(65.4)%
Net assets										$171,840,454	100.0%

SOFR  - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2024. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration, under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

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

The commitment period of the Company (the “Commitment Period”) was scheduled to last for three years from the date of the Company’s first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019 (the “Initial Closing Date”), subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year in its discretion. On August 9, 2022, the Board of Directors approved the extension of the Commitment Period by one year, to August 23, 2023. The Company’s first drawdown was due on September 25, 2019, and the Commitment Period terminated on August 23, 2023, in accordance with the Board of Directors’ approval. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay the Company’s expenses, including management fee, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any of guarantees or indemnities made by the Company during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment) may be retained and reinvested by the Company, provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of March 31, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three months ended March 31, 2025, and 2024, the Company did not incur further offering costs.

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

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain payment-in-kind, or “PIK,” interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to shareholders to maintain its qualification as a regulated investment company (“RIC”) for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not further discussed below were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed on the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s shareholders.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU No. 2023-09 on its consolidated annual financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated financial statements.

3. Income Taxes

Taxation as a Regulated Investment Company

The Company has elected to be treated and intends to qualify annually for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

For the three months ended March 31, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.665	$450,654

For the three months ended March 31, 2024, the Company did not declare any distributions.

Components of net assets, tax cost, and tax status of distributions are determined at year-end. As of December 31, 2024, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

Year Ended December 31, 2024
Undistributed Ordinary Income—net	$451,238

Total Undistributed Earnings	$451,238
Capital Loss Carryforward
Perpetual Long-Term	$(139,264)
Perpetual Short-Term	(100,072)
Timing Differences (Organizational Costs/Other)	(290,534)
Unrealized Earnings (Losses)—net	(7,668,775)
Total Distributable (Accumulated) Earnings (Losses)—net	$(7,747,407)

As of December 31, 2024, the cost of investments for the Company for tax purposes was $291,854,621. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2024 is presented as follows:

Year Ended December 31, 2024
Tax cost	$291,854,621
Gross unrealized appreciation on investments	2,320,278
Gross unrealized depreciation on investments	(10,031,629)
Total investments at fair value	$284,185,845

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

For the three months ended March 31, 2025, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2024 was primarily due to reclassification of a non-deductible excise tax and other non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the Year Ended December 31, 2024
Additional paid-in capital	$2,580,824
Total distributable earnings	$2,580,824

4. Agreements and Related Party Transactions

Investment Management Agreement

The Company has entered into an investment management agreement with the Adviser (the “Investment Management Agreement”), pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee and an incentive fee. The costs of both the management fee and the incentive fee are ultimately borne by the Company’s stockholders.

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three months ended March 31, 2025 and 2024, the Company incurred Management Fee of $413,060, and $433,858, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company did not incur any Incentive Fee.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of March 31, 2025 and 2024, the total costs reimbursable to Muzinich were $7,311 and $385, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of March 31, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the three months ended March 31, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value March 31, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2025	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,591,403	$15,207,254	$-	$37,500	$140,068	$-	$37,744	$15,347,566	$506,138
Diamond Blade Warehouse Term Loan	$11,605,981	$11,787,557	$-	$-	$80,211	$-	$(12,777)	$11,854,991	$418,969
Quest Bidco (GoApe) LLC Term Loan	$16,854,284	$12,119,884	$1,326,500	$-	$549,421	$-	$(84,061)	$13,911,744	$538,240
Quest Bidco LLC Term Loan	$20,565	$16,423	$-	$-	$254	$-	$298	$16,975	$-
Total						$-	$(58,796)	$41,131,276	$1,463,347

Equity Investments - Common Stock	Shares March 31, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(341,014)	$-	$-

Equity Investments - Preferred Stock	Shares March 31, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value March 31, 2025	Dividend Income
Diamond Blade Warehouse	1,095,044	$2,002,864	$-	$-	$-	$185,393	$2,188,257	$-
Total					$-	$185,393	$2,188,257	$-

5. Commitments and Contingencies

As of March 31, 2025, March 31, 2024, and December 31, 2024, the Company had unfunded commitments to provide debt financing to its portfolio companies of $300,000, $0, and $426,500, respectively. As of March 31, 2025, March 31, 2024, and December 31, 2024, there were no capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and nonfinancial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of March 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$145,186,918	$141,851,427	$143,426,913	$139,921,361
Equity Investments - Common Stock	6,020,001	3,938,931	6,020,001	3,957,055
Equity Investments - Preferred Stock	5,756,785	3,655,820	5,756,785	3,656,818
Short-Term Investments	132,918,565	132,918,565	136,650,611	136,650,611
Total Investments	$289,882,269	$282,364,743	$291,854,310	$284,185,845

100% of the Company’s investments held as of March 31, 2025 and December 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2025 and December 31, 2024 was as follows (the following table does not include short-term investments):

	March 31, 2025	December 31, 2024
Leisure Products	12.1%	12.0%
Packaged Foods & Meats	9.7%	9.7%
Diversified Support Services	9.6%	10.0%
Automotive	8.9%	8.9%
Computer & Electronics Retail	8.7%	9.1%
Industrial Machinery	8.0%	8.0%
IT Consulting	8.0%	8.8%
Commercial Building Products	7.9%	8.1%
Leisure Facilities	7.9%	7.1%
Apparel, Accessories & Luxury Goods	4.2%	4.2%
Total	85.0%	85.9%

7.	Fair Value of Investments

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

The following tables present the fair value hierarchy of the Company’s investments as of March 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of March 31, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$141,851,427	$141,851,427
Equity Investments - Common Stock	-	-	3,938,931	3,938,931
Equity Investments - Preferred Stock	-	-	3,655,820	3,655,820
Short-Term Investments	-	132,918,565	-	132,918,565
Total	$-	$132,918,565	$149,446,178	$282,364,743

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,921,361	$139,921,361
Equity Investments – Common Stock	-	-	3,957,055	3,957,055
Equity Investments – Preferred Stock	-	-	3,656,818	3,656,818
Short-Term Investments	-	136,650,611	-	136,650,611
Total	$-	$136,650,611	$147,535,234	$284,185,845

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value, beginning of period	$139,921,361	$139,554,926
Purchases of investments	1,326,500	2,082,285
Proceeds from principal pre-payments and sales of investments	(1,301,488)	(9,529,089)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	170,061	(3,115,643)
Net accretion of discount on investments	1,734,993	1,882,231
Transfers into (out of) Level 3	-	-
Fair value, end of period	$141,851,427	$130,874,710

Equity Investments - Common Stock	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value, beginning of period	$3,957,055	$5,998,844
Purchases of investments	-	-
Proceeds from principal pre-payments and sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(18,124)	(827,938)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,938,931	$5,170,906

Equity Investments - Preferred Stock	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Fair value, beginning of period	$3,656,818	$6,356,894
Purchases of investments	-	268,083
Proceeds from principal pre-payments and sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(998)	(328,432)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,655,820	$6,296,545

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of the three months ended March 31, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Senior Secured Loan Debt Instruments	$170,061	$(3,115,643)
Equity Investments - Common Stock	(18,124)	(827,938)
Equity Investments - Preferred Stock	(998)	(328,432)
Total	$150,939	$(4,272,013)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value March 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$141,851,427	Discounted cash flow	Discount rate	6.02% - 17.09%	9.05%
Equity Investments - Common Stock	$3,938,931	Market approach	EBITDA multiples	3.53x - 7.22x	6.12x
Equity Investments - Preferred Stock	$3,655,820	Market approach	EBITDA multiples	5.32x - 13.19x	6.94x

Total	$149,446,178

	Fair Value December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,921,361	Discounted cash flow	Discount rate	5.80% - 17.33%	9.05%
Equity Investments - Common Stock	$3,957,055	Market approach	EBITDA multiples	3.82x - 7.73x	6.20x
Equity Investments - Preferred Stock	$3,656,818	Market approach	EBITDA multiples	5.62x - 13.19x	7.15x
Total	$147,535,234

8.	Net Assets

Common Stock Issuances

For the three months ended March 31, 2025, the Company had no common stock issuances.

For the three months ended March 31, 2024, the Company had no common stock issuances.

Distributions

For the three months ended March 31, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.665	$450,654

For the three months ended March 31, 2024, the Company had no distributions.

9.	Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio was 255% and 252%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement”). The maximum financing available under the Loan Agreement from time to time (the “Maximum Commitment Financing”) is $115,000,000. Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement.

The Loan Agreement accrues interest at a rate per annum equal to (i) Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

BNP may terminate the Loan Agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

For the three months ended March 31, 2025 and the year ended December 31, 2024, credit facility activity was as follows:

	March 31, 2025	December 31, 2024
Outstanding balance as of period-end	$113,200,000	$113,211,457
Average balance during the period when in use	$86,429,835	$50,990,741
Average interest rate during the period when in use	4.78%	5.43%
Interest expense incurred during the period	$447,247	$1,087,473

As of March 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of both March 31, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net increase (decrease) in net assets resulting from operations	$4,430,636	$482,096
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$26.20	$2.85

11.	Consolidated Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2025 and 2024. The per common share data has been derived from information provided in the consolidated financial statements.

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,016.20	$1,047.73

Results of Operations:
Net Investment Income (Loss) (1)	25.31	28.11
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	0.90	(25.26)
Net Increase (Decrease) in Net Assets Resulting from Operations	26.21	2.85

Distributions to Common Stockholders
Distributions from Net Investment Income	(2.67)	-
Net Decrease in Net Assets Resulting from Distributions	(2.67)	-

Net Asset Value, End of Period	$1,039.74	$1,050.58

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratios/Supplemental Data
Net assets, end of period	$175,820,436	$177,653,567
Weighted-average shares outstanding (2)	169,101.0	169,101.0
Total Return (3)	2.58%	0.27%
Portfolio turnover (4)	0.88%	1.60%
Ratio of total expenses to average net assets (5)	2.80%	2.32%
Ratio of net investment income (loss) to average net assets (5)	9.98%	10.75%
Asset coverage ratio	255.32%	329.97%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the three months ended March 31, 2025, and 2024 respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2025, except as disclosed below.

Credit Facility

Effective April 3, 2025, the Company’s borrowings under the Loan Agreement were paid down to $0.

Investment Portfolio Activity

On April 11, 2025, the Company made an add-on investment in the preferred equity of AGS Automotive Solutions Holdings LLC in the amount of $75,396.

On April 28, 2025, the Company made add-on investments in Recreational Products Consolidation Company LLC, including (i) the Term Loan B in the amount of $343,750 with a face value of $968,750 upon a refinancing event, and (ii) preferred equity in the amount of $156,250.

On May 13, 2025, the Company declared a distribution of $25.19 per share, or $4,259,653, payable on May 20, 2025 to shareholders of record as of May 13, 2025.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including ongoing geopolitical conflicts and trade negotiations, including the imposition of tariffs;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of ongoing geopolitical conflicts or trade activity, including the imposition of tariffs;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates, including Muzinich & Co., Inc., to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing of cash flows, if any, from the operations of our portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers; and

●	our regulatory structure and tax status as a BDC and a regulated investment company (a “RIC”).

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

Please note that under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act.

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We have elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated, qualify, and intend to qualify annually as a RIC for federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2025, we had capital commitments from investors in the amount of $205,000,000. As of March 31, 2025, we had equity capital in the amount of $179,587,861. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock (“Private Offerings”).

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

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by our Adviser and its affiliates. We bear all other costs and expenses of its operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for or its affiliates such amounts paid on our behalf. There is no contractual cap on the reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into a credit facility, may enter into a further credit facility or other debt arrangements to partially fund our operations, and have incurred costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs associated with any amounts borrowed.

Portfolio Composition and Investment Activity

As of March 31, 2025, we had 14 debt investments totaling $141,851,427 and 15 equity investments totaling $7,594,751 across 10 portfolio companies with an aggregate fair value of approximately $149.4 million. As of March 31, 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of March 31, 2025 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $132.9 million.

Our investment activity for the three months ended March 31, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
New investments:
Gross investment purchases	$134,836,435	$2,350,368
Less: sold investments	(139,051,250)	-
Total new investments	$(4,214,815)	$2,350,368

Principal/par/units amount of investments funded:
Term loan debt investments	$141,851,427	$2,082,285
Equity investments	7,594,751	268,083

Number of new investment commitments	1	3
Average new investment commitment amount	$1,326,500	$783,456
Weighted average maturity for new investment commitments	2.33 Years	4.12 Years
Percentage of new debt investment commitments at floating rates	100%	100%
Percentage of new debt investment commitments at fixed rates	0%	0%
Weighted average spread Secured Overnight Financing Rate (“SOFR”) of new floating rate investment commitments	9.00%	9.25%

As of March 31, 2025 and 2024, our investments consisted of the following:

	March 31, 2025			March 31, 2024
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt instruments[1]	$145,186,918	$141,851,427	50.25%	$134,742,023	$130,874,710	51.80%
Equity investments - Common Stock	6,020,001	3,938,931	1.39%	5,620,001	5,170,906	2.05%
Equity investments - Preferred Stock	5,756,785	3,655,820	1.29%	6,506,473	6,296,545	2.49%
Short-term investments	132,918,565	132,918,565	47.07%	110,310,548	110,310,548	43.66%
Total Investments	$289,882,269	$282,364,743	100.00%	$257,179,045	$252,652,709	100.00%

[1]	Disclosed as First Lien Term Loan Debt Investments as of March 31, 2025.

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

Typically, the Adviser will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with knowledge gained through due diligence of the portfolio company’s customers, suppliers and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

Our operating results for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Total investment income	$5,479,989	$5,782,064
Total expenses	1,200,292	1,027,955
Net investment income (loss)	4,279,697	4,754,109
Total net realized gains (losses)	-	-
Total net change in unrealized appreciation/(depreciation)	150,939	(4,272,013)
Total net realized and unrealized appreciation/(depreciation)	150,939	(4,272,013)
Net increase (decrease) in net assets resulting from operations	$4,430,636	$482,096

Net assets resulting from operations increased from $482,096 for the three months ended March 31, 2024 to $4,430,636 for the three months ended March 31, 2025, primarily due to changes in unrealized appreciation .

Investment Income

Investment income for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest from term loan debt instruments	$5,479,989	$4,845,468
Commitment fees	-	-
Interest from cash and cash equivalents	-	936,596
Interest from short-term investments	-	-
Total investment income	$5,479,989	$5,782,064

Investment income decreased from $5,782,064 for the three months ended March 31, 2024 to $5,479,989 for the three months ended March 31 2025, primarily due to a decrease in interest income.

Expenses

Operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Management Fee	$413,060	$433,858
Other operating expenses	787,232	594,097
Total expenses	$1,200,292	$1,027,955

Total expenses increased from $1,027,955 for the three months ended March 31, 2024 to $1,200,292 for the three months ended March 31, 2025, primarily due to an increase in other operating  expenses compared to the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common stock, (2) cash flows from operations and (3) borrowings from banks or other lenders. We have entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement”), and we may seek to enter into any further bank debt, credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our stock.

Equity Activity. We anticipate generating further cash from drawdowns in respect of capital committed by investors in Private Offerings. We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the three months ended March 31, 2025, we had no common stock issuances.

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

Contractual Obligations. We have entered into certain contracts under which we have material future commitments. We have entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we will pay the Adviser the Management Fee and Incentive Fee (each as defined below) described under the heading “Compensation of Adviser” below.

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

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies.

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Company’s valuation policy and process described below. The factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate or revise our valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

With respect to investments for which market quotations are not readily available, the Adviser determines the fair values of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of our investments for which market quotations are not readily available, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors, which follow a multi-step valuation process each quarter (or more frequently, as appropriate) as described below:

(1)	Each portfolio company or investment is initially valued by the investment professionals of our Adviser responsible for the portfolio investment and the “Portfolio Committee” of the Adviser;

(2)	Preliminary valuation conclusions are then documented and discussed with our senior management and that of our Adviser;

(3)	At least once annually, the valuation for each portfolio investment is reviewed by an independent valuation firm.

(4)	In following these approaches, the types of factors that are taken into account in determining the fair value of such investments include, as relevant, but are not limited to: comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality; the enterprise value of a portfolio company; the nature and realizable value of any collateral; the portfolio company’s ability to make payments and its earning and discounted cash flow; and the markets in which the portfolio company does business;

(5)	The Audit Committee of our Board of Directors reviews the valuations of the Adviser on a quarterly basis; and

(6)	Our Board of Directors oversees our valuation process and in support of this oversight, the Adviser provides periodic reports to the Board on valuation matters.

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

Payment-in-Kind (“PIK”) Interest

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. For the three months ended March 31, 2025, we declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.665	$450,654

We have elected to be a BDC under the 1940 Act. We also have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year as dividends. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

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

Compensation of the Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument) at the end of the then-current calendar quarter and (ii) our NAV at the end of the prior calendar quarter. For the three months ended March 31, 2025 and 2024, we incurred Management Fee of $413,060 and $433,858, respectively.

Management Fee are generally expected to be paid using available funds quarterly, in which case these payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments in order to pay Management Fee, and any such drawdown amounts would reduce unfunded capital commitments.

Incentive Fee. Pursuant to the Investment Management Agreement, we will pay an incentive fee (the “Incentive Fee”) to the Adviser. The Incentive Fee will not be released to the Adviser until the liquidation of our portfolio. The Incentive Fee will accrue as a liability on our Consolidated Statements of Assets and Liabilities throughout our life, and we may set aside assets in anticipation of paying it. However, we do not intend to actually pay the Incentive Fee to the Adviser until the end of our life.

In order to determine the size of the Incentive Fee, we refer to the incentive fee calculation methodology described below (the “Incentive Fee Calculation Methodology”).

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of both March 31, 2025 and March 31, 2024, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(319)	(93)	(226)
Base Interest Rate	-	-	-
+100 Basis Points	1,275	372	903
+200 Basis Points	2,549	744	1,805
+300 Basis Points	3,850	1,116	2,734

This analysis is indicative of the potential impact on our investment income as of March 31, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our borrowing facility after March 31, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 28, 2025), which could materially affect our business, financial condition or operating results.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs, creating significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us, including the value of our investments in such companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: May 13, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: May 13, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer