Form 10-Q
period 2025-06-30
Muzinich BDC, Inc.
filed 2025-08-13
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2025

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of August 12, 2025.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $205,014,430 and $246,332,709, respectively)	$201,782,298	$242,710,849
Affiliated investments, at fair value (amortized cost of $48,379,977 and $45,521,601, respectively)	35,240,116	41,474,996
Cash and cash equivalents	5,160,588	5,130,685
Receivables:
Interest and other	39,007	110,337
Total Assets	$242,222,009	$289,426,867

Liabilities:
Credit facility (Note 9)	74,250,000	113,211,457
Management fee payable	411,014	427,268
Distributions payable	-	3,588,322
Professional fees payable	319,731	236,806
Accrued other general and administrative expenses	264,451	122,560
Total Liabilities	$75,245,196	$117,586,413

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	169	169
Additional paid-in capital	179,587,692	179,587,692
Total distributable (accumulated) earnings (losses)	(12,611,048)	(7,747,407)
Total Net Assets	$166,976,813	$171,840,454
Total Liabilities and Net Assets	$242,222,009	$289,426,867
Net Asset Value Per Share	$987.44	$1,016.20

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the six months ended June 30, 2025 (Unaudited)	For the three months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)

Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$6,297,466	$3,093,297	$7,006,071	$3,650,001
Income from payment-in-kind interest	1,722,237	909,764	2,327,636	838,238
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	8,019,703	4,003,061	9,333,707	4,488,239
Investment income from affiliated investments:
Interest income	1,463,351	738,741	1,635,281	818,287
Income from payment-in-kind interest	1,544,162	805,425	239,565	119,963
Total investment income from affiliated investments:	3,007,513	1,544,166	1,874,846	938,250
Total Investment Income	11,027,216	5,547,227	11,208,553	5,426,489

Expenses:
Management fee	824,074	411,014	866,651	432,793
Professional fees	629,269	451,523	488,309	292,227
Directors’ fees and expenses	90,000	45,000	90,000	45,000
Interest expense	745,496	292,628	532,206	235,252
Other general and administrative expenses	188,183	76,565	183,689	127,628
Total Expenses	2,477,022	1,276,730	2,160,855	1,132,900
Net Investment Income	8,550,194	4,270,497	9,047,698	4,293,589
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	389,728	24,371	(2,509,027)	1,422,568
Affiliated investments	(9,093,256)	(8,878,838)	(1,169,810)	(829,392)
Total net change in unrealized appreciation/(depreciation)	(8,703,528)	(8,854,467)	(3,678,837)	593,176
Total net realized gains/(losses) and unrealized appreciation/(depreciation) on investments	(8,703,528)	(8,854,467)	(3,678,837)	593,176
Net Increase (Decrease) in Net Assets Resulting from Operations	$(153,334)	$(4,583,970)	$5,368,861	$4,886,765
Basic and diluted net investment income (loss) per common share	$50.56	$25.25	$53.50	$25.39
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(0.91)	$(27.11)	$31.75	$28.90
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30, 2025 (Unaudited)	For the three months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)	For the three months ended June 30, 2024 (Unaudited)

Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$8,550,194	$4,270,497	$9,047,698	$4,293,589
Total net change in unrealized appreciation/(depreciation)	(8,703,528)	(8,854,467)	(3,678,837)	593,176
Net Increase in Net Assets Resulting from Operations	(153,334)	(4,583,970)	5,368,861	4,886,765

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(4,710,307)	(4,259,653)	(5,450,124)	(5,450,124)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(4,710,307)	(4,259,653)	(5,450,124)	(5,450,124)

Increase in Net Assets Resulting from Capital Share Transactions
Issuance of common shares	-	-	-	-
Net Increase in Net Assets Resulting from Capital Share Transactions	-	-	-	-
Total Increase/(Decrease) in Net Assets	(4,863,641)	(8,843,623)	(81,263)	(563,359)
Net Assets, Beginning of period	171,840,454	175,820,436	177,171,471	177,653,567
Net Assets, End of period	$166,976,813	$166,976,813	$177,090,208	$177,090,208
Net asset value per share	$987.44	$987.44	$1,047.25	$1,047.25
Common shares outstanding at the end of the period	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the six months ended June 30, 2025 (Unaudited)	For the six months ended June 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(153,334)	$5,368,861
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	8,703,528	3,678,837
Net amortization of premium (accretion of discount)	(7,626,782)	(6,455,253)
Net income from payment-in-kind interest	3,266,399	2,567,201
Purchases and drawdowns of investments	(268,239,476)	(282,447,947)
Sales and maturities of and principal paydowns on investments	311,059,762	288,725,793
Changes in operating assets and liabilities:
Receivables - Interest and other	71,330	(548,796)
Management fee payable	(16,254)	(10,282)
Professional fees payable	82,925	111,200
Interest taxes and penalties	-	593,063
Accrued other general and administrative expenses	141,891	41,850
Net cash provided by (used in) operating activities	47,289,989	11,624,527
Cash Flows from Financing Activities:
Borrowings on credit facility	188,189,135	161,244,477
Payments on credit facility	(227,150,592)	(166,644,477)
Distributions (net of change in Distributions payable)	(8,298,629)	(5,450,124)
Net cash provided by (used in) financing activities	(47,260,086)	(10,850,124)
Net increase (decrease) in cash and cash equivalents	29,903	774,403
Cash and cash equivalents, beginning of period	5,130,685	2,832,679
Cash and cash equivalents, end of period	$5,160,588	$3,607,082

Supplemental Information
Cash paid during the period for interest	$745,496	$444,136

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2025 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal /Units	Amortized cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4)
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.16261%	N/A	11/23/2021	5/24/2027	14,207,478	$14,044,227	$13,953,140	8.4%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.16261%	N/A	8/8/2023	5/24/2027	1,325,293	1,305,625	1,301,568	0.8%
AGS Automotive Solutions 2nd Lien Term Loan	Automotive	-	-	18.75000%	7.50000%	7/11/2022	7/12/2027	4,328,282	4,300,906	4,334,651	2.6%
Aqua Leisure Recreational Term Loan B-1	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,055,172	23,920,751	22,200,226	13.3%
Aqua Leisure Recreational Term Loan B-2	Leisure Products	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	343,750	0.2%
TEAM NexBelt Investors, LLC Term Loan (3)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	10.55922%	N/A	4/13/2022	4/13/2027	6,195,840	6,137,090	6,195,486	3.7%
Macrosoft Inc. Term Loan (3)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	11.80922%	N/A	5/31/2023	5/31/2028	13,104,500	12,920,514	13,160,960	7.9%
AGS Automotive Solutions Delayed Draw Term Loan	Automotive	-	-	18.75000%	7.50000%	8/31/2022	7/12/2027	10,524,639	10,358,806	10,540,127	6.3%
Montbleau Holdings, LLC Term Loan B (3)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	13.00000%	1.00000%	3/27/2023	3/21/2028	8,162,992	8,013,869	8,078,325	4.8%
Montbleau Holdings Term Loan C (3)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	13.00000%	1.00000%	11/1/2023	3/21/2028	5,101,869	5,000,067	5,048,953	3.0%
Total Senior Secured Loan Debt Investments								87,974,815	$86,345,605	$85,157,186	51.0%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$918,922	0.6%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,257	412,099	0.2%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	376,384	0.2%
Macrosoft Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	702,079	0.4%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,119,794	0.7%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	885,040	0.5%
Total Equity Investments - Common Stock								1,452,435	$4,370,000	$4,414,318	2.6%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$459,462	0.3%
AGS Automotive Solutions Holdings - Preferred	Automotive	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	75,396	75,396	75,396	0.0%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	-	0.0%
Aqua Leisure Recreational Preferred Stock 2	Leisure Products	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	156,250	0.1%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	884,292	0.5%
Total Equity Investments - Preferred Stock								3,122,173	$3,663,431	$1,575,400	0.9%

Total Equity Investments									$8,033,431	$5,989,718	3.5%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.22390%	N/A	5/29/2025, 6/9/2025, 6/13/2025, 6/18/2025	7/1/2025	96,150,000	$96,150,000	$96,150,000	57.6%
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.08930%	N/A	6/27/2025	7/10/2025	14,500,000	$14,485,394	$14,485,394	8.7%
Total Short-Term Investments								110,650,000	$110,635,394	$110,635,394	66.3%

Total Non-Controlled/Non-Affiliated Investments									$205,014,430	$201,782,298	120.8%

Affiliated Investments (7)
Senior Secured Loan Debt Investments (4)
Midwest Trading Group Acquisition, LLC Term Loan (3)	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.04761%	3.26866%	3/3/2023	3/3/2028	15,682,726	15,503,115	$8,061,423	4.8%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,704,647	11,529,544	11,883,928	7.1%
Quest Bidco (GoApe) LLC Term Loan (3)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	13.55922%	13.55922%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025	5/9/2027	17,431,960	17,351,493	13,114,578	7.9%
Quest Bidco LLC Term Loan	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	15,667	0.0%
Total Senior Secured Loan Debt Investments								44,840,158	$44,404,977	$33,075,596	19.8%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	$111,755	$-	0.0%
Total Equity Investments - Common Stock								751,800	$1,650,000	$-	0.0%

Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,164,520	1.3%
Total Equity Investments - Preferred Stock								1,095,044	$2,325,000	$2,164,520	1.3%

Total Equity Investments								1,846,844	$3,975,000	$2,164,520	1.3%

Total Affiliated Investments									$48,379,977	$35,240,116	21.1%

Total Investments									$253,394,407	$237,022,414	141.9%

Liabilities in Excess of Other Assets										(70,045,601)	(41.9)%
Net assets										$166,976,813	100.0%

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on June 30, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(7)	As defined in the 1940 Act, the Company is deemed to be an “affiliate person” of the portfolio company as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of June 30, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2025 the Company had $5,160,588 of level one cash and cash equivalents.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three and six months ended June 30, 2025, and 2024, the Company did not incur further offering costs.

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

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain payment-in-kind, or “PIK,” interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not further discussed below were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”). ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures as required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted, and retrospective adoption is required for all prior periods presented. An operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s CODM to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available.

The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that is reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, as well as distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated annual financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect a material impact on its consolidated annual financial statements.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

For the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

For the six months ended June 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124

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

For the six months ended June 30, 2025, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

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

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and six months ended June 30, 2025 and 2024, the Company incurred a Management Fee of $411,014, $824,074, $432,793, and $866,651, respectively.

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

For the three and six months ended June 30, 2025 and 2024, the Company did not incur any Incentive Fees.

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

Under the Investment Management Agreement, the Adviser has not assumed any responsibility to the Company other than to render the services called for under that agreement. It will not be responsible for any action of the Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Management Agreement, the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser, will not be liable to the Company, any of its subsidiaries, its directors, its stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to the Company under the Investment Management Agreement.

Reimbursement of Certain Expenses

During the six months ended June 30, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of June 30, 2025 and 2024, the total costs reimbursable to Muzinich were $9,670 and $385, respectively, and are disclosed within Professional fees payable and Accrued other general and administrative expenses on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of June 30, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the six months ended June 30, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value June 30, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2025	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,682,726	$15,207,254	$-	$(38,811)	$167,713	$-	$(7,352,355)	$8,061,423	$1,020,365
Diamond Blade Warehouse Term Loan	$11,704,647	$11,787,557	$-	$-	$186,941	$-	$(90,570)	$11,883,928	$871,233
Quest Bidco (GoApe) LLC Term Loan	$17,431,960	$12,119,884	$1,326,500	$(136,366)	$1,001,530	$-	$(1,469,702)	$13,114,578	$1,115,915
Quest Bidco LLC Term Loan	$20,825	$16,423	$-	$-	$514	$-	$(1,270)	$15,667	$-
Total						$-	$(8,913,897)	$33,075,596	$3,007,513

Equity Investments - Common Stock	Shares June 30, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(341,014)	$-	$-

Equity Investments - Preferred Stock	Shares June 30, 2025	Fair Value December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value June 30, 2025	Dividend Income
Diamond Blade Warehouse Preferred Stock - Class A	1,095,044	$2,002,864	$-	$-	$-	$161,656	$2,164,520	$-
Total					$-	$161,656	$2,164,520	$-

5. Commitments and Contingencies

As of June 30, 2025 and June 30, 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of June 30, 2025 and June 30, 2024, there were no capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of June 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$130,750,582	$118,232,782	$143,426,913	$139,921,361
Equity Investments - Common Stock	6,020,000	4,414,318	6,020,001	3,957,055
Equity Investments - Preferred Stock	5,988,431	3,739,920	5,756,785	3,656,818
Short-Term Investments	110,635,394	110,635,394	136,650,611	136,650,611
Total Investments	$253,394,407	$237,022,414	$291,854,310	$284,185,845

100% of the Company’s investments held as of June 30, 2025 and December 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2025 and December 31, 2024 was as follows (the following table does not include short-term investments):

	June 30, 2025	December 31, 2024
Leisure Products	13.6%	12.0%
Packaged Foods & Meats	10.0%	9.7%
Automotive	9.4%	8.9%
Commercial Building Products	8.5%	8.1%
Industrial Machinery	8.4%	8.0%
IT Consulting	8.3%	8.8%
Leisure Facilities	7.9%	7.1%
Computer & Electronics Retail	4.8%	9.1%
Apparel, Accessories & Luxury Goods	4.2%	4.2%
Diversified Support Services	0.5%	10.0%
Total	75.6%	85.9%

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

The following tables present the fair value hierarchy of the Company’s investments as of June 30, 2025 and December 31, 2024:

	Fair Value Hierarchy as of June 30, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$118,232,782	$118,232,782
Equity Investments - Common Stock	-	-	4,414,318	4,414,318
Equity Investments - Preferred Stock	-	-	3,739,920	3,739,920
Short-Term Investments	-	110,635,394		110,635,394
Total	$-	$110,635,394	$126,387,020	$237,022,414

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,921,361	$139,921,361
Equity Investments – Common Stock	-	-	3,957,055	3,957,055
Equity Investments – Preferred Stock	-	-	3,656,818	3,656,818
Short-Term Investments	-	136,650,611	-	136,650,611
Total	$-	$136,650,611	$147,535,234	$284,185,845

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value as of and for the six months ended June 30, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Fair value, beginning of period	$139,921,361	$139,554,926
Purchases of investments	1,670,250	6,282,285
Proceeds from principal pre-payments and sales of investments	(17,804,798)	(10,066,840)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(9,012,248)	(1,610,906)
Net accretion of discount on investments	3,458,217	3,025,989
Transfers into (out of) Level 3	-	-
Fair value, end of period	$118,232,782	$137,185,454

Equity Investments - Common Stock	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Fair value, beginning of period	$3,957,055	$5,998,844
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	457,263	(1,506,257)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,414,318	$4,492,587

Equity Investments - Preferred Stock	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Fair value, beginning of period	$3,656,818	$6,356,894
Purchases of investments	231,646	268,083
Proceeds from sales of investments	(55,201)	(19,193)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(93,343)	(561,674)
Net accretion of discount on investments	-	19,193
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,739,920	$6,063,303

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to these Level 3 assets that were still held by the Company as of June 30, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Senior Secured Loan Debt Instruments	$(9,012,248)	$(1,610,906)
Equity Investments - Common Stock	457,263	(1,506,257)
Equity Investments - Preferred Stock	(93,343)	(561,674)
Total	$(8,648,328)	$(3,678,837)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value June 30, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$118,232,782	Discounted cash flow	Discount rate	5.57% - 17.10%	9.60%
Equity Investments - Common Stock	$4,414,318	Market approach	EBITDA multiples	3.53x - 7.16x	5.92x
Equity Investments - Preferred Stock	$231,646	Recent Transaction Price [1]	N/A	N/A	N/A
Equity Investments - Preferred Stock	$3,508,274	Market approach	EBITDA multiples	5.29x - 13.19x	6.92x
Total	$126,387,020

1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions used at the closing of such transactions.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

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

8. Net Assets

Common Stock Issuances

For the six months ended June 30, 2025, the Company had no common stock issuances.

For the six months ended June 30, 2024, the Company had no common stock issuances.

Distributions

For the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

For the six months ended June 30, 2024, the Company declared the following distribution:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio was 325% and 252%, respectively.

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

As of and for the six months ended June 30, 2025 and as of and for the year ended December 31, 2024, credit facility activity was as follows:

	June 30, 2025	December 31, 2024
Outstanding balance as of period-end	$74,250,000	$113,211,457
Average balance during the period when in use	$77,331,854	$50,990,741
Average interest rate during the period when in use	4.78%	5.43%
Interest expense incurred during the period	$739,136	$1,087,473

As of June 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10.	Earnings Per Share

In accordance with the provisions of ASC Topic 260, Earnings per Share (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of both June 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Net increase (decrease) in net assets resulting from operations	$(153,334)	$(4,583,970)	$5,368,861	$4,886,765
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	169,101.0	169,101.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(0.91)	$(27.11)	$31.75	$28.90

11. Consolidated Financial Highlights

The following is a schedule of financial highlights for the six months ended June 30, 2025 and 2024. The per common share data has been derived from information provided in the consolidated financial statements.

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,016.20	$1,047.73

Results of Operations:
Net Investment Income (Loss) (1)	50.56	53.50
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(51.46)	(21.75)
Net Increase (Decrease) in Net Assets Resulting from Operations	(0.90)	31.75

Distributions to Common Stockholders
Distributions from Net Investment Income	(27.86)	(32.23)
Net Decrease in Net Assets Resulting from Distributions	(27.86)	(32.23)

Net Asset Value, End of Period	$987.44	$1,047.25

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratios/Supplemental Data
Net assets, end of period	$166,976,813	$177,090,208
Weighted-average shares outstanding (2)	169,101.0	169,101.0
Total Return (3)	-0.10%	3.03%
Portfolio turnover (4)	1.35%	4.45%
Ratio of total expenses to average net assets (5)	2.91%	2.44%
Ratio of net investment income (loss) to average net assets (5)	10.05%	10.23%
Asset coverage ratio	324.88%	311.83%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the six months ended June 30, 2025 and 2024 respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.

(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12.	Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2025, except as disclosed below.

Credit Facility

Effective July 1, 2025, the Company’s borrowings under the Loan Agreement were paid down to $0.

Distributions

On August 7, 2025, the Company declared a distribution of $23.98 per share, or $4,055,041, payable on August 19, 2025 to stockholders of record as of August 7, 2025.

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

As of June 30, 2025, we had capital commitments from investors in the amount of $205,000,000. As of June 30, 2025, we had equity capital in the amount of $179,587,861 with 169,101 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock (“Private Offerings”).

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

Portfolio Composition and Investment Activity

As of June 30, 2025, we had 14 debt investments totaling $118,232,782 and 15 equity investments totaling $8,154,238 across 10 portfolio companies with an aggregate fair value of approximately $126.4 million. As of June 30, 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of June 30, 2025 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of approximately $110.6 million.

Our investment activity for the six months ended June 30, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated):

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
New investments:
Gross investment purchases	$268,239,476	$147,456,627
Less: sold investments	(311,059,762)	(141,946,704)
Total new investments	$(42,820,286)	$5,509,923

Principal/par/units amount of investments funded:
Term loan debt investments	$1,670,250	$6,282,285
Equity investments	231,646	268,083

Number of new investment commitments	4	3
Average new investment commitment amount	$475,474	$783,456
Weighted average maturity for new investment commitments	2.3 Years	4.1 Years
Percentage of new debt investment commitments at floating rates	50%	100%
Percentage of new debt investment commitments at fixed rates	50%	0%
Weighted average spread Secured Overnight Financing Rate (“SOFR”) of new floating rate investment commitments	9%	9.25%

As of June 30, 2025 and 2024, our investments consisted of the following:

	June 30, 2025			June 30, 2024
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt instruments	$130,750,582	$118,232,782	49.88%	$139,548,030	$137,185,454	53.17%
Equity investments - Common Stock	6,020,000	4,414,318	1.86%	5,620,001	4,492,587	1.74%
Equity investments - Preferred Stock	5,988,431	3,739,920	1.58%	6,506,473	6,063,303	2.35%
Short-term investments	110,635,394	110,635,394	46.68%	110,279,398	110,279,398	42.74%
Total Investments	$253,394,407	$237,022,414	100.00%	$261,953,902	$258,020,742	100.00%

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

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Total investment income	$11,027,216	$5,547,227	$11,208,553	$5,426,489
Total expenses	2,477,022	1,276,730	2,160,855	1,132,900
Net investment income (loss)	8,550,194	4,270,497	9,047,698	4,293,589
Total net realized gains (losses)
Total net change in unrealized appreciation/(depreciation)	(8,703,528)	(8,854,467)	(3,678,837)	593,176
Total net realized and unrealized appreciation/(depreciation)	(8,703,528)	(8,854,467)	(3,678,837)	593,176
Net increase (decrease) in net assets resulting from operations	$(153,334)	$(4,583,970)	$5,368,861	$4,886,765

Net assets resulting from operations decreased from $5,368,861 for the six months ended June 30, 2024 to $(153,334) for the six months ended June 30, 2025, primarily due to changes in unrealized depreciation. Net assets resulting from operations decreased from $4,886,765 for the three months ended June 30, 2024 to $(4,583,970) for the three months ended June 30, 2025, primarily due to changes in unrealized depreciation.

Investment Income

Investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Investment income from non-controlled/non-affiliated investments and cash equivalents	$6,297,466	$3,093,297	$7,006,071	$3,650,001
Income from non-controlled/non-affiliated payment-in-kind interest	1,722,237	909,764	2,327,636	838,238
Investment income from affiliated investments	1,463,351	738,741	1,635,281	818,287
Income from affiliated payment-in-kind interest	1,544,162	805,425	239,565	119,963
Total investment income	$11,027,216	$5,547,227	$11,208,553	$5,426,489

Investment income decreased from $11,208,553 for the six months ended June 30, 2024 to $11,027,216 for the six months ended June 30 2025, primarily due to a decrease in interest income. Investment income increased from $5,425,489 to $5,547,227 for the three months ended June 30, 2025, primarily due to an increase in interest income.

Expenses

Operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the six months ended June 30, 2025	For the three months ended June 30, 2025	For the six months ended June 30, 2024	For the three months ended June 30, 2024
Management fee	$824,074	$411,014	$866,651	$432,793
Other operating expenses	1,652,948	865,716	1,294,204	700,107
Total expenses	$2,477,022	$1,276,730	$2,160,855	$1,132,900

Total expenses increased from $2,160,855 for the six months ended June 30, 2024 to $2,477,022 for the six months ended June 30, 2025, primarily due to an increase in other operating  expenses compared to the six months ended June 30, 2024. Total expenses increased from $1,132,900 for the three months ended June 30, 2024 to $1,276,730 for the three months ended June 30, 2025, primarily due to an increase in other operating expenses compared to the three months ended June 30, 2024.

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

During the six months ended June 30, 2025, we had no common stock issuances.

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

Payment-in-Kind (“PIK”) Interest

We currently hold, and may hold in the future, certain investments in our portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income, and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on nonaccrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. For the six months ended June 30, 2025, we declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

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

Compensation of the Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument) at the end of the then-current calendar quarter and (ii) our NAV at the end of the prior calendar quarter. For the six months ended June 30, 2025 and 2024, we incurred Management Fees of $824,074 and $866,651, respectively.

The Management Fee is generally expected to be paid using available funds quarterly, in which case these payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments in order to pay the Management Fee, and any such drawdown amounts would reduce unfunded capital commitments.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of both June 30, 2025 and June 30, 2024, no Incentive Fee has been accrued or is payable.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(261)	(61)	(200)
Base Interest Rate	-	-	-
+100 Basis Points	1,044	244	800
+200 Basis Points	2,088	488	1,600
+300 Basis Points	3,158	732	2,426

This analysis is indicative of the potential impact on our investment income as of June 30, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our borrowing facility after June 30, 2025 nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: August 12, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: August 12, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer