Form 10-Q
period 2025-09-30
Muzinich BDC, Inc.
filed 2025-11-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2025

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2025.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $211,231,748 and $246,332,709, respectively)	$207,625,430	$242,710,849
Affiliated investments, at fair value (amortized cost of $48,463,068 and $45,521,601, respectively)	24,840,268	41,474,996
Cash and cash equivalents	6,662,857	5,130,685
Receivables:
Interest and other	36,941	110,337
Total Assets	$239,165,496	$289,426,867

Liabilities:
Credit facility (Note 9)	83,500,000	113,211,457
Management fee payable	391,157	427,268
Distributions payable	-	3,588,322
Professional fees payable	189,032	236,806
Accrued other general and administrative expenses	254,952	122,560
Total Liabilities	$84,335,141	$117,586,413

Commitments and Contingencies (Note 5)

Net Assets:
Preferred Shares, $0.001 par value; 15,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$-	$-
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	169	169
Additional paid-in capital	179,587,692	179,587,692
Total distributable (accumulated) earnings (losses)	(24,757,506)	(7,747,407)
Total Net Assets	$154,830,355	$171,840,454
Total Liabilities and Net Assets	$239,165,496	$289,426,867
Net Asset Value Per Share	$915.61	$1,016.20

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the nine months ended September 30, 2025 (Unaudited)	For the three months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$7,598,581	$1,301,115	$10,187,180	$3,181,109
Income from payment-in-kind interest	3,580,561	1,858,324	3,591,594	1,263,958
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	11,179,142	3,159,439	13,778,774	4,445,067
Investment income from affiliated investments:
Interest income	1,823,058	359,707	2,366,369	731,088
Income from payment-in-kind interest	1,619,101	74,939	461,214	221,649
Total investment income from affiliated investments:	3,442,159	434,646	2,827,583	952,737
Total Investment Income	14,621,301	3,594,085	16,606,357	5,397,804

Expenses:
Management fee	1,215,231	391,157	1,302,443	435,792
Professional fees	761,891	132,622	840,812	352,503
Directors’ fees and expenses	135,000	45,000	135,000	45,000
Interest expense	887,535	142,039	842,343	310,137
Other general and administrative expenses	305,743	117,560	375,663	191,974
Total Expenses	3,305,400	828,378	3,496,261	1,335,406
Net Investment Income	11,315,901	2,765,707	13,110,096	4,062,398
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	15,543	(374,185)	(2,834,355)	(325,328)
Affiliated investments	(19,576,195)	(10,482,939)	(1,323,865)	(154,055)
Total net change in unrealized appreciation/(depreciation)	(19,560,652)	(10,857,124)	(4,158,220)	(479,383)
Total net unrealized appreciation/(depreciation) on investments	(19,560,652)	(10,857,124)	(4,158,220)	(479,383)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(8,244,751)	$(8,091,417)	$8,951,876	$3,583,015
Basic and diluted net investment income (loss) per common share	$66.92	$16.36	$77.53	$24.02
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(48.76)	$(47.85)	$52.94	$21.19
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30, 2025 (Unaudited)	For the three months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)	For the three months ended September 30, 2024 (Unaudited)
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$11,315,901	$2,765,707	$13,110,096	$4,062,398
Total net change in unrealized appreciation/(depreciation)	(19,560,652)	(10,857,124)	(4,158,220)	(479,383)
Net Increase in Net Assets Resulting from Operations	(8,244,751)	(8,091,417)	8,951,876	3,583,015

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(8,765,348)	(4,055,041)	(9,736,833)	(4,286,709)
Net Decrease in Net Assets Resulting from Stockholder Distributions	(8,765,348)	(4,055,041)	(9,736,833)	(4,286,709)

Total Increase/(Decrease) in Net Assets	(17,010,099)	(12,146,458)	(784,957)	(703,694)
Net Assets, Beginning of period	171,840,454	166,976,813	177,171,471	177,090,208
Net Assets, End of period	$154,830,355	$154,830,355	$176,386,514	$176,386,514
Net asset value per share	$915.61	$915.61	$1,043.08	$1,043.08
Common shares outstanding at the end of the period	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2025 (Unaudited)	For the nine months ended September 30, 2024 (Unaudited)
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(8,244,751)	$8,951,876
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	19,560,652	4,158,220
Net amortization of premium (accretion of discount)	(1,582,057)	(2,052,553)
Net income from payment-in-kind interest	(5,199,662)	(4,052,808)
Purchases and drawdowns of investments	(415,292,037)	(428,216,967)
Sales and maturities of and principal paydowns on investments	454,233,250	434,305,972
Changes in operating assets and liabilities:
Receivables - Interest and other	73,396	634,777
Management fee payable	(36,111)	(7,283)
Professional fees payable	(47,774)	9,376
Due to custodian	-	380,807
Interest taxes and penalties	-	(548,796)
Accrued other general and administrative expenses	132,392	158,144
Net cash provided by (used in) operating activities	43,597,298	13,720,765
Cash Flows from Financing Activities:
Borrowings on credit facility	271,831,175	247,250,418
Payments on credit facility	(301,542,631)	(250,500,418)
Distributions (net of change in Distributions payable)	(12,353,670)	(9,736,833)
Net cash provided by (used in) financing activities	(42,065,126)	(12,986,833)
Net increase (decrease) in cash and cash equivalents	1,532,172	733,932
Cash and cash equivalents, beginning of period	5,130,685	2,832,679
Cash and cash equivalents, end of period	$6,662,857	$3,566,611

Supplemental Information
Cash paid during the period for interest	$887,535	$700,077

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments
As of September 30, 2025 (Unaudited)

Portfolio Company	Industry	Spread Above Index	Floor	Interest Rate/Discount Rate	Paid in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost (1)	Fair Value (2)	Percentage of Net Assets
Non-Controlled/Non-Affiliated Investments
Senior Secured Loan Debt Investments (4)
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.15558%	N/A	11/23/2021	5/24/2027	15,284,688	$15,130,423	$14,866,158	9.6%
3RC Blue Chip Group Holdings 2nd Lien Term Loan (3)	Packaged Foods & Meats	3 Month SOFR USD + 9.87%	1.14%	14.15558%	N/A	8/8/2023	5/24/2027	1,462,645	1,443,580	1,422,595	0.9%
AGS Automotive Solutions 2nd Lien Term Loan	Automotive	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	4,345,119	4,324,442	4,352,448	2.8%
Aqua Leisure Recreational Term Loan B-1	Leisure Products	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	24,608,323	23,099,582	14.9%
Aqua Leisure Recreational Term Loan B-2	Leisure Products	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	364,949	0.2%
TEAM NexBelt Investors, LLC Term Loan (3)	Apparel, Accessories & Luxury Goods	3 Month SOFR USD + 6.00%	3.00%	10.55219%	N/A	4/13/2022	4/13/2027	6,175,840	6,122,577	6,199,385	4.0%
Macrosoft Inc. Term Loan (3)	IT Consulting	3 Month SOFR USD + 7.25%	4.00%	11.80219%	N/A	5/31/2023	5/31/2028	12,567,000	12,399,604	12,690,261	8.2%
AGS Automotive Solutions Delayed Draw Term Loan	Automotive	-	-	13.75000%	2.50000%	8/31/2022	7/12/2027	10,565,582	10,405,308	10,583,402	6.8%
Montbleau Holdings, LLC Term Loan B (3)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,162,992	8,019,640	8,093,530	5.2%
Montbleau Holdings Term Loan C (3)	Commercial Building Products	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,101,869	5,003,665	5,058,456	3.3%
Total Senior Secured Loan Debt Investments								89,309,651	$87,801,312	$86,730,766	55.9%

Equity Investments - Common Stock
3RC Blue Chip Group Holdings Invesco LLC Class B	Packaged Foods & Meats	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$453,299	0.3%
3RC Blue Chip Group Holdings Invesco LLC Class C	Packaged Foods & Meats	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	$72,502	0.0%
AGS Automotive Solutions Holdings - C/S A-1	Automotive	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	998,258	280,847	0.2%
AGS Automotive Solutions Holdings - C/S A-2	Automotive	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	911,743	256,507	0.2%
Macrosoft Inc.	IT Consulting	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	300,000	863,682	0.6%
Montbleau Holdings, LLC	Commercial Building Products	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	510,000	1,422,754	0.9%
TEAM NexBelt Investors, LLC Class A Units	Apparel, Accessories & Luxury Goods	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	650,000	978,512	0.6%
Total Equity Investments - Common Stock								1,452,595	$4,529,944	$4,328,103	2.8%

Equity Investments - Preferred Stock
3RC Blue Chip Group Holdings Invesco LLC	Packaged Foods & Meats	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$226,650	0.1%
AGS Automotive Solutions Holdings - Preferred	Automotive	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	75,396	75,396	226,187	0.2%
Aqua Leisure Recreational Preferred Stock	Leisure Products	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,083,596	2,125,354	-	0.0%
Aqua Leisure Recreational Preferred Stock 2	Leisure Products	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Sayres and Associates (Vikings35) Preferred Stock - Class A	Diversified Support Services	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	806,431	876,663	0.6%
Total Equity Investments - Preferred Stock								3,122,173	$3,663,431	$1,329,500	0.9%

Total Equity Investments									$8,193,375	$5,657,603	3.7%

Short-Term Investments
United States Treasury Bill (5,6)	N/A	N/A	N/A	4.09813%	N/A	9/2/2025	10/2/2025	115,250,000	$115,237,061	$115,237,061	74.4%
Total Short-Term Investments								115,250,000	$115,237,061	$115,237,061	74.4%

Total Non-Controlled/Non-Affiliated Investments									$211,231,748	$207,625,430	134.0%

Affiliated Investments (7)
Senior Secured Loan Debt Investments (4)
Midwest Trading Group Acquisition, LLC Term Loan (3)	Computer & Electronics Retail	3 Month SOFR USD + 8.75%	4.00%	13.04058%	2.00000%	3/3/2023	3/3/2028	15,682,726	15,503,115	$-	0.0%
Diamond Blade Warehouse Term Loan	Industrial Machinery	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,779,586	11,612,635	11,920,409	7.7%
Quest Bidco (GoApe) LLC Term Loan (3)	Leisure Facilities	3 Month SOFR USD + 9.00%	1.00%	13.55219%	13.55219%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025	5/9/2027	17,431,960	17,351,493	10,753,669	6.9%
Quest Bidco LLC Term Loan	Leisure Facilities	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	12,847	0.0%
Total Senior Secured Loan Debt Investments								44,915,096	$44,488,068	$22,686,925	14.6%

Equity Investments - Common Stock
Midwest Trading Group Acquisition, LLC Class A-1	Computer & Electronics Retail	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class A-3	Computer & Electronics Retail	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	$400,000	$-	0.0%
Midwest Trading Group Acquisition, LLC Class C	Computer & Electronics Retail	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	$-	$-	0.0%
QUEST JVCO LIMITED - Class A	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	638,245	-	0.0%
QUEST JVCO LIMITED - Loan Notes	Leisure Facilities	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	$111,755	$-	0.0%
Total Equity Investments - Common Stock								751,800	$1,650,000	$-	0.0%

Equity Investments - Preferred Stock
Diamond Blade Warehouse Preferred Stock - Class A	Industrial Machinery	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	2,325,000	2,153,343	1.4%
Total Equity Investments - Preferred Stock								1,095,044	$2,325,000	$2,153,343	1.4%

Total Equity Investments								1,846,844	$3,975,000	$2,153,343	1.4%

Total Affiliated Investments									$48,463,068	$24,840,268	16.0%

Total Investments									$259,694,816	$232,465,698	150.0%

Liabilities in Excess of Other Assets										(77,635,343)	(50.0)%
Net Assets										$154,830,355	100.0%

SOFR - Secured Overnight Interest Rate.

(1)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.
(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and investments are considered Level 3 securities (Note 7).
(3)	Variable rate security; rate shown is the rate in effect on September 30, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.
(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks such as the SOFR or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.
(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.
(6)	Represents securities categorized as Level 2 assets under the definition of ASC 820 fair value hierarchy (Note 7).
(7)	As defined in the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

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

(7)

As defined in the Investment Company Act of 1940, as amended, the Company is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

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

In December 2023, the Company established a wholly owned subsidiary named Muzinich BDC Holdings LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Company is consolidated with the Subsidiary for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year-End

The Company’s fiscal year ends on December 31.

2. Significant Accounting Policies

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances disclosure requirements about significant segment expenses that are regularly provided to the chief operating decision maker (the “CODM”) of a company. ASU 2023-07, among other things, (i) requires a single segment public entity to provide all of the disclosures required by Topic 280, (ii) requires a public entity to disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, and (iii) provides the ability for a public entity to elect more than one performance measure. ASU 2023-07 was effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025.

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2025 and December 31, 2024; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of September 30, 2025 and December 31, 2024 inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2025, the Company had $6,658,722 in cash and $4,135 in cash equivalents.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any offering costs.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the outstanding shares of common stock of the Company is determined at least quarterly by dividing the value of the Company’s total assets minus liabilities by the total number of shares of common stock outstanding.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which such market quotations are readily available. Short-term investments that have maturities of less than 60 days at the time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates the market value.

The Company expects that there will not be readily available market quotations for many of the investments which are or will be in its portfolio. With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies.

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

Distributions to Stockholders

Distributions to stockholders are recorded on the record date. The amount to be distributed is determined by the Board of Directors and is generally based upon current and estimated net earnings. Net realized long-term capital gains, if any, are generally distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed below were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedule of Investments, and distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be adopted on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated annual financial statements.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

For the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709

Components of net assets, tax cost, and tax status of distributions are determined at year-end. As of December 31, 2024, the Company’s components of total distributable earnings/(accumulated losses) on a tax basis were as follows:

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

For the nine months ended September 30, 2025, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

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

4. Agreements and Related Party Transactions

Investment Management Agreement

The Company has entered into an investment management agreement (the “Investment Management Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The advisory fees consist of a management fee (the “Management Fee”) and an incentive fee (the “Incentive Fee”). The costs of both the Management Fee and the Incentive Fee are ultimately borne by the Company’s stockholders.

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a Management Fee equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment-grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then-current calendar quarter and (ii) the Company’s NAV at the end of the prior calendar quarter (excluding uninvested cash and cash equivalents). For the three and nine months ended September 30, 2025 and 2024, the Company incurred Management Fees of $391,157, $1,215,231, $435,792, and $1,302,443, respectively.

Incentive Fee

Pursuant to the Investment Management Agreement, the Company incurs an Incentive Fee payable to the Adviser. The Incentive Fee will not be released or paid to the Adviser until the liquidation of the Company’s portfolio. The Incentive Fee will accrue throughout the Company’s life, and the Company may set aside assets in anticipation of paying it. However, the Company does not intend to actually pay the Incentive Fee to the Adviser until the end of the life of the Company.

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

The Investment Management Agreement was approved for an initial two-year term on August 8, 2019, was most recently renewed for a successive one-year period on July 10, 2025, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board of Directors or (2) a majority of the Company’s outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment.

For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any Incentive Fees.

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

Resource Sharing Agreement

The Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich, an affiliate of the Adviser, pursuant to which Muzinich provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations under the Investment Management Agreement. Through the Resource Sharing Agreement, the Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, which if terminated may have a material adverse effect on the Company’s operations.

Reimbursement of Certain Expenses

During the nine months ended September 30, 2025 and 2024, Muzinich paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich for the costs paid on the Company’s behalf. As of September 30, 2025 and 2024, the total costs reimbursable to Muzinich were $6,150 and $385, respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses” on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. During the nine months ended September 30, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,682,726	$15,207,254	$-	$(38,811)	$167,713	$-	$(15,413,778)	$-	$1,020,365
Diamond Blade Warehouse Term Loan	$11,779,586	$11,787,557	$-	$-	$270,033	$-	$(137,181)	$11,920,409	$1,305,879
Quest Bidco (GoApe) LLC Term Loan	$17,431,960	$12,119,884	$1,326,500	$(136,366)	$1,001,530	$-	$(3,830,611)	$10,753,669	$1,115,915
Quest Bidco LLC Term Loan	$20,825	$16,423	$-	$-	$514	$-	$(4,090)	$12,847	$-
Total						$-	$(19,385,660)	$22,686,925	$3,442,159

Equity Investments - Common Stock	Units as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(341,014)	$-	$-

Equity Investments - Preferred Stock	Units as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025	Dividend Income
Diamond Blade Warehouse Preferred Stock - Class A	1,095,044	$2,002,864	$-	$-	$-	$150,479	$2,153,343	$-
Total					$-	$150,479	$2,153,343	$-

5. Commitments and Contingencies

As of both September 30, 2025 and 2024, the Company had no unfunded commitments to provide debt financing to its portfolio companies. As of both September 30, 2025 and 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

As of September 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$132,289,380	$109,417,691	$143,426,913	$139,921,361
Equity Investments - Common Stock	6,179,944	4,328,103	6,020,001	3,957,055
Equity Investments - Preferred Stock	5,988,431	3,482,843	5,756,785	3,656,818
Short-Term Investments	115,237,061	115,237,061	136,650,611	136,650,611
Total Investments	$259,694,816	$232,465,698	$291,854,310	$284,185,845

100% of the Company’s investments as of September 30, 2025 and December 31, 2024 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2025 and December 31, 2024 was as follows (excluding short-term investments):

	September 30, 2025	December 31, 2024
Leisure Products	15.1%	12.0%
Packaged Foods & Meats	11.0%	9.7%
Automotive	10.1%	8.9%
Commercial Building Products	9.4%	8.1%
Industrial Machinery	9.1%	8.0%
IT Consulting	8.8%	8.8%
Leisure Facilities	7.0%	7.1%
Apparel, Accessories & Luxury Goods	4.6%	4.2%
Diversified Support Services	0.6%	10.0%
Computer & Electronics Retail	0.0%	9.1%
Total	75.7%	85.9%

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

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2025 and December 31, 2024:

	Fair Value Hierarchy as of September 30, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$109,417,691	$109,417,691
Equity Investments - Common Stock	-	-	4,328,103	4,328,103
Equity Investments - Preferred Stock	-	-	3,482,843	3,482,843
Short-Term Investments	-	115,237,061	-	115,237,061
Cash Equivalents	4,135	-	-	4,135
Total	$4,135	$115,237,061	$117,228,637	$232,469,833

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,921,361	$139,921,361
Equity Investments – Common Stock	-	-	3,957,055	3,957,055
Equity Investments – Preferred Stock	-	-	3,656,818	3,656,818
Short-Term Investments	-	136,650,611	-	136,650,611
Total	$-	$136,650,611	$147,535,234	$284,185,845

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value as of and for the nine months ended September 30, 2025 and 2024:

Senior Secured Loan Debt Instruments	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$139,921,361	$139,554,926
Purchases of investments	1,670,250	6,282,285
Proceeds from principal pre-payments and sales of investments	(18,328,286)	(10,799,451)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(19,366,136)	(2,726,816)
Net accretion of discount on investments	5,520,502	4,706,312
Transfers into (out of) Level 3	-	-
Fair value, end of period	$109,417,691	$137,017,256

Equity Investments - Common Stock	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$3,957,055	$5,998,844
Purchases of investments	159,943	400,000
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	211,105	(1,707,251)
Transfers into (out of) Level 3	-	-
Fair value, end of period	$4,328,103	$4,691,593

Equity Investments - Preferred Stock	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Fair value, beginning of period	$3,656,818	$6,356,894
Purchases of investments	231,646	268,083
Proceeds from sales of investments	(55,201)	(19,193)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(405,621)	275,847
Net accretion of discount on investments	55,201	19,193
Transfers into (out of) Level 3	-	-
Fair value, end of period	$3,482,843	$6,900,824

The following table presents the net change in unrealized appreciation/(depreciation) for the period relating to these Level 3 assets that were still held by the Company as of and for the nine months ended September 30, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Senior Secured Loan Debt Instruments	$(19,366,136)	$(2,726,816)
Equity Investments - Common Stock	211,105	(1,707,251)
Equity Investments - Preferred Stock	(405,621)	275,847
Total	$(19,560,652)	$(4,158,220)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of September 30, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$109,417,691	Discounted cash flow	Discount rate	3.47% - 31.39%	8.70%
Equity Investments - Common Stock	$4,328,103	Market approach	EBITDA multiples	3.53x - 6.81x	5.62	x
Equity Investments - Preferred Stock	$3,482,843	Market approach	EBITDA multiples	5.31x - 7.57x	6.90	x

Total	$117,228,637

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,921,361	Discounted cash flow	Discount rate	5.80% - 17.33%	9.05%
Equity Investments - Common Stock	$3,957,055	Market approach	EBITDA multiples	3.82x - 7.73x	6.20	x
Equity Investments - Preferred Stock	$3,656,818	Market approach	EBITDA multiples	5.62x - 13.19x	7.15	x
Total	$147,535,234

8. Net Assets

Common Stock Issuances

For the nine months ended September 30, 2025, the Company had no common stock issuances.

For the nine months ended September 30, 2024, the Company had no common stock issuances.

Distributions

For the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

For the nine months ended September 30, 2024, the Company declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio was 285% and 252%, respectively.

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

The Loan Agreement accrues interest at a rate per annum equal to (i) the Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.15% with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

BNP may terminate the Loan Agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder.

As of and for the nine months ended September 30, 2025 and as of and for the year ended December 31, 2024, credit facility activity was as follows:

	September 30, 2025	December 31, 2024
Outstanding balance as of period-end	$83,500,000	$113,211,457
Average balance during the period when in use	$72,810,629	$50,990,741
Average interest rate during the period when in use	4.73%	5.43%
Interest expense incurred during the period	$881,175	$1,087,473

As of September 30, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both September 30, 2025 and 2024, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Net increase (decrease) in net assets resulting from operations	$(8,244,751)	$(8,091,417)	$8,951,876	$3,583,015
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	169,101.0	169,101.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(48.76)	$(47.85)	$52.94	$21.19

11. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and 2024. The per share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$1,016.20	$1,047.73

Results of Operations:
Net Investment Income (Loss) (1)	66.92	77.53
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(115.67)	(24.60)
Net Increase (Decrease) in Net Assets Resulting from Operations	(48.75)	52.93

Distributions to Common Stockholders
Distributions from Net Investment Income	(51.84)	(57.58)
Net Decrease in Net Assets Resulting from Distributions	(51.84)	(57.58)

Net Asset Value, End of Period	$915.61	$1,043.08

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratios/Supplemental Data
Net assets, end of period	$154,830,355	$176,386,514
Weighted-average shares outstanding (2)	169,101.0	169,101.0
Total Return (3)	-4.94%	5.11%
Portfolio turnover (4)	1.53%	4.71%
Ratio of total expenses to average net assets (5)	2.64%	2.63%
Ratio of net investment income (loss) to average net assets (5)	9.04%	9.86%
Asset coverage ratio	285.43%	305.70%

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the nine months ended September 30, 2025 and 2024, respectively.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock in the period, and reflects reinvestment of any distributions to common stockholders. Total return is not annualized and does not include a sales load.
(4)	Portfolio turnover is not an annualized amount.
(5)	The ratios reflect an annualized amount.

12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2025, except as disclosed below.

Credit Facility

Effective October 2, 2025, the Company’s borrowings under the Loan Agreement were paid down to $0.

Distributions

On November 7, 2025, the Company declared a distribution of $18.015 per share, or $3,046,354, payable on November 19, 2025 to stockholders of record as of November 7, 2025.

On November 7, 2025, the Company's Board of Directors declared a fourth quarter 2025 dividend of $29.57 per share, payable on November 19, 2025, to shareholders of record as of November 7, 2025. The source of this distribution is a return of capital.

Investment Portfolio Activity

On October 21, 2025, the Company entered into an amendment to the Quest Bidco delayed draw term loan (DDTL) facility extending the expiration of the facility to March 31, 2026. On November 10, 2025, the Company made an add-on loan investment under the amended Quest BidCo LLC. DDTL in the amount of $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Unless indicated otherwise, the “Company,” “we,” “us,” and “our” refer to Muzinich BDC, Inc., and the “Adviser” refers to Muzinich BDC Adviser, LLC, an affiliate of Muzinich & Co., Inc. (“Muzinich”).

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including ongoing geopolitical conflicts and trade negotiations, including the imposition of tariffs;

●	our business prospects and the prospects of our prospective portfolio companies, including our and their ability to achieve our respective objectives as a result of ongoing geopolitical conflicts or trade negotiations, including the imposition of tariffs;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its effect on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the use of borrowed money to finance a portion of our investments;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates, including Muzinich, to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing, if at all;

●	the timing and manner in which we conduct any share repurchase offers;

●	our regulatory structure and tax status as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”).

●	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

●	the effect of changes in tax laws and regulations and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

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

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and have elected to be treated, qualify, and intend to qualify annually as a RIC under Subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of September 30, 2025, we had capital commitments from investors in the amount of $205,000,000 with 169,101 shares outstanding. As of September 30, 2025, we had equity capital in the amount of $179,587,692 with 169,101 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock (“Private Offerings”).

Subject to the overall supervision of our Board of Directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment management agreement (the “Investment Management Agreement”) with us. The Adviser has entered into a resource sharing agreement with Muzinich, pursuant to which Muzinich makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Investment Management Agreement. Under the Investment Management Agreement, we pay the Adviser fees for investment management services consisting of a Management Fee and Incentive Fee (each as defined below). See the notes to the consolidated financial statements in this Form 10-Q for more information.

We have also entered into an administration services agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Servicing Agreement”), pursuant to which U.S. Bank provides accounting services to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Servicing Agreement, respectively.

The Board has ultimate authority as to our investments, but it delegates authority to the Adviser to select and monitor our investments, subject to the supervision of the Board. A majority of the Board will at all times consist of members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

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

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by our Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, those described in “Item 1. Business – Fees and Expenses” in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser for or its affiliates such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into a credit facility, may enter into a further credit facility or other debt arrangements to partially fund our operations, and have and could incur costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed.

Portfolio Composition and Investment Activity

As of September 30, 2025, we had 14 debt investments totaling $109,417,690 and 18 equity investments totaling $7,810,946 across 10 portfolio companies with an aggregate fair value of approximately $117.2 million. As of September 30, 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of September 30, 2025 consisted of United States Treasury bills that will expire within sixty days of purchase, with an aggregate fair value of $115,237,061.

Our investment activity for the nine months ended September 30, 2025 and 2024 is presented below (information presented herein is at cost unless otherwise indicated).

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
New investments:
Gross investment purchases	$415,292,037	$428,216,967
Less: sold investments	(454,233,250)	(434,305,972)
Total new investments	$(38,941,213)	$(6,089,005)

Principal/par/units amount of investments funded:
Term loan debt investments	$1,670,250	$137,017,256
Equity investments	391,589	11,592,417

Number of new investment commitments	5	3
Average new investment commitment amount	$412,368	$783,456
Weighted average maturity for new investment commitments	2.33 Years	4.1 Years
Percentage of new debt investment commitments at floating rates	50%	100%
Percentage of new debt investment commitments at fixed rates	50%	0%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	9.00%	9.25%

As of September 30, 2025 and December 31, 2024, our investments consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt instruments	$132,289,380	$109,417,691	47.07%	$143,426,913	$139,921,361	49.24%
Equity investments - Common Stock	6,179,944	4,328,103	1.85%	6,020,001	3,957,055	1.39%
Equity investments - Preferred Stock	5,988,431	3,482,843	1.51%	5,756,785	3,656,818	1.29%
Short-term investments	115,237,061	115,237,061	49.57%	136,650,611	136,650,611	48.08%
Total Investments	$259,694,816	$232,465,698	100.00%	$291,854,310	$284,185,845	100.00%

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

Typically, the Adviser receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a quarterly basis from portfolio companies. The Adviser uses this data, combined with knowledge gained through due diligence of the portfolio company’s customers, suppliers and competitors, as well as market research and other methods, to conduct an ongoing assessment of the portfolio company’s operating performance and prospects.

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Total investment income	$14,621,301	$3,594,085	$16,606,357	$5,397,804
Total expenses	3,305,400	828,378	3,496,261	1,335,406
Net investment income (loss)	11,315,901	2,765,707	13,110,096	4,062,398
Total net change in unrealized appreciation/(depreciation)	(19,560,652)	(10,857,124)	(4,158,220)	(479,383)
Total net unrealized appreciation/(depreciation)	(19,560,652)	(10,857,124)	(4,158,220)	(479,383)
Net increase (decrease) in net assets resulting from operations	$(8,244,751)	$(8,091,417)	$8,951,876	$3,583,015

Net increase (decrease) in net assets resulting from operations decreased from $8,951,876 for the nine months ended September 30, 2024 to $(8,244,751) for the nine months ended September 30, 2025, primarily due to changes in unrealized depreciation. Net increase (decrease) in net assets resulting from operations decreased from $3,583,015 for the three months ended September 30, 2024 to $(8,091,417) for the three months ended September 30, 2025, primarily due to changes in unrealized depreciation.

Investment Income

Investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Investment income from non-controlled/non-affiliated investments and cash equivalents	$7,598,581	$1,301,115	$10,187,180	$3,181,109
Income from non-controlled/non-affiliated payment-in-kind (“PIK”) interest	3,580,561	1,858,324	3,591,594	1,263,958
Investment income from affiliated investments	1,823,058	359,707	2,366,369	731,088
Income from affiliated PIK interest	1,619,101	74,939	461,214	221,649
Total investment income	$14,621,301	$3,594,085	$16,606,357	$5,397,804

Investment income decreased from $16,606,357 for the nine months ended September 30, 2024 to $14,621,301 for the nine months ended September 30, 2025, primarily due to a decrease in interest income. Investment income decreased from $5,397,804 for the three months ended September 30, 2024 to $3,594,085 for the three months ended September 30, 2025, primarily due to a decrease in interest income.

Expenses

Operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the nine months ended September 30, 2025	For the three months ended September 30, 2025	For the nine months ended September 30, 2024	For the three months ended September 30, 2024
Management fee	$1,215,231	$391,157	$1,302,443	$435,792
Other operating expenses	2,090,169	437,221	2,193,818	899,614
Total expenses	$3,305,400	$828,378	$3,496,261	$1,335,406

Total expenses decreased from $3,496,261 for the nine months ended September 30, 2024 to $3,305,400 for the nine months ended September 30, 2025, primarily due to a decrease in other operating expenses. Total expenses decreased from $1,335,406 for the three months ended September 30, 2024 to $828,378 for the three months ended September 30, 2025, primarily due to a decrease in other operating expenses.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash from (1) future offerings of our common stock, (2) cash flows from operations, and (3) borrowings from banks or other lenders. We have entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement”), and we may seek to enter into any further bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so. Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our common stock.

Equity Activity

We anticipate generating further cash from drawdowns in respect of capital committed by investors in Private Offerings. We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value.

During the nine months ended September 30, 2025 and 2024, we had no common stock issuances.

Borrowings

We expect to borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage requirement. Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or repurchase our securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

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

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser, pursuant to which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we will pay the Adviser the Management Fee and Incentive Fee described under the heading “Compensation of the Adviser” below.

In addition, we have entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate, and we have entered into the Fund Accounting Servicing Agreement with U.S. Bank, pursuant to which U.S. Bank provides us with accounting services.

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

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies. We expect that there will not be readily available market quotations for many of the investments which are or will be in our portfolio. With respect to investments for which market quotations are not readily available, the Adviser determines the fair values of such investments in good faith pursuant to Rule 2a-5 under the 1940 Act. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to perform the fair valuation determinations of our investments for which market quotations are not readily available, subject to Board oversight, pursuant to valuation procedures approved by the Board of Directors, which follow a multi-step valuation process each quarter (or more frequently, as appropriate) as described below:

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. For the nine months ended September 30, 2025, we declared the following distributions:

Record Date	Payable Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under Subchapter M of the Code. To maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of our investment company taxable income for each taxable year as dividends. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) any net ordinary income and capital gains in excess of capital losses for preceding calendar years that were not distributed during such calendar years and on which we did not pay any U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in our statement of operations.

Compensation of the Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser will accrue, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment-grade debt instruments maturing within one year of purchase of such instrument) at the end of the then-current calendar quarter and (ii) our NAV at the end of the prior calendar quarter. For the nine months ended September 30, 2025 and 2024, we incurred Management Fees of $1,215,231 and $1,302,443, respectively.

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

Notwithstanding anything to the contrary herein, in no event will an amount be paid with respect to the Incentive Fee to the extent it would exceed the limitations set forth in Section 205(b)(3) of the Advisers Act. As of both September 30, 2025 and 2024, no Incentive Fee has been accrued or is payable.

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

The term “distribution” includes all distributions of our assets, including in respect of proceeds from the full or partial realization of our investments and income from investing activities, and may include amounts treated as return of capital, ordinary income and capital gains for accounting, tax and/or other purposes.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	(195)	(69)	(126)
Base Interest Rate	-	-	-
+100 Basis Points	1,059	275	784
+200 Basis Points	2,122	549	1,573
+300 Basis Points	3,196	824	2,372

This analysis is indicative of the potential impact on our investment income as of September 30, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our borrowing facility after September 30, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance whether any such proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.

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

Our portfolio may be concentrated in a limited number of portfolio companies in particular industries, which may subject us to a risk of significant loss if any of these companies default on their obligations under any of their debt instruments or if there is a downturn in a particular industry.

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

A downturn in any particular industry in which we are invested could significantly affect our aggregate returns. As of September 30, 2025, 11.0% of our portfolio at fair value was invested in companies in the Packaged Foods & Meats industry and 10.01% of our portfolio at fair value was invested in companies in the Automotive industry. Our investments in each of these sectors are subject to certain particularized risks.

Our investments in companies in the Packaged Foods & Meats industry are subject to unique risks. In particular, these companies may be impacted changes in consumer trends, demands and preferences, intense competition, supply chain disruptions, macroeconomic conditions such as inflation and reduction in discretionary consumer purchasing power, the imposition of new or changing contracting guidelines or mandates, including regulatory mandates, at the federal, state, and local levels, generalized contracting risk, labor shortages, and force majeure events such as natural disasters, disease outbreaks among livestock, or bad weather. Companies operating in this industry face risks affecting the food industry generally, including risks posed by food spoilage, contamination, and allergens, product tampering, consumer nutrition and health concerns, as well as adverse publicity concerning perceived or real health risk associated with the product. Packaging and manufacturing facilities in the packaged food and meat industry are subject to extensive federal, state and foreign laws and regulation regarding food safety, and our portfolio companies’ ability to meet applicable standards and obtain permits imposed by such legislation could adversely impact their business, financial conditions and results of operations. Force majeure events such as disease outbreaks among livestock could significantly impact our portfolio companies’ production and consumer confidence in their products. Other events, such as labor shortages, natural disasters, or pandemics, could negatively impact our portfolio companies’ packaging facilities and product outputs that could adversely affect their businesses, financial conditions and results of operations.

Our investments in the automotive industry are subject to unique risks. In particular, our investments in portfolio companies in the automotive sector are subject to macroeconomic risks such as tariffs, interest rates and global supply chain disruptions, government regulations, changes in consumer preferences, and intense competition. The impact of tariffs may increase the cost of importing and manufacturing parts necessary to compete in the automotive industry, which could negatively impact our portfolio companies’ business, financial conditions and results of operations. Additionally, such companies may be subject to intense competition and may experience production disruptions as a result of supply chain interruptions or other challenges, including shortages for critical parts or environmental challenges associated with the availability of fuel. Finally, the automotive industry is subject to changing laws and regulations, including vehicle safety and environmental and climate change matters including emissions levels and pollution. The costs incurred to comply with these various and changing laws and regulations could negatively impact our portfolio companies’ business, financial conditions and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: November 12, 2025	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer

Date: November 12, 2025	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer