Form 10-K
period 2025-12-31
Muzinich BDC, Inc.
filed 2026-03-27
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2200473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 888-3413

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¨

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 has not been provided because there is no established market for the registrant’s common stock.

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of March 27, 2026.

MUZINICH BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

PART I

Item 1. Business

The Company – Muzinich BDC, Inc.

Muzinich BDC, Inc. (the “Company,” “we,” “our” or “us”) is a corporation formed on May 29, 2019 under the laws of the State of Delaware. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We have elected to be treated, qualify, and intend to qualify annually as a regulated investment company (a “RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we are required to comply with certain regulatory requirements.

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

On August 23, 2019 (the “Initial Closing Date”), we began entering into separate subscription agreements with investors providing for the private placement of our common stock pursuant to one or more closings in respect of Private Offerings. We refer to the closing held on the Initial Closing Date as the “Initial Closing.” At each closing in respect of any Private Offering, each investor made a capital commitment to purchase shares of our common stock pursuant to a subscription agreement with us. Investors are required to fund drawdowns to purchase shares of our common stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of ten business days’ prior notice to the investors. In addition to all legal remedies available to us, failure by an investor to purchase additional common stock when requested by us will, following a cure period of ten business days, result in that investor being subject to certain default provisions set forth in the subscription agreement. Defaulting investors may also forfeit their right to participate in the purchase of additional shares on any future drawdown date or otherwise participate in any future investments in us. All purchases are generally made pro rata in accordance with the investors’ capital commitments, at a per-share price at least equal to the net asset value (“NAV”) per share of our common stock as of the close of the last quarter preceding the drawdown date; such per-share price may be set above the NAV per share based on a variety of factors, including without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof), in accordance with the limitations under Section 23 of the 1940 Act.

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

We will terminate operations on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend our life for a maximum of two consecutive one-year periods or (ii) the Adviser’s determination to terminate our operations upon the full realization of our portfolio, or if market opportunities are inadequate to support our ongoing operation.

No investor is permitted to sell, assign, transfer or otherwise dispose of its shares or capital commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law. See “Item 8. Financial Statements and Supplementary Data – Notes to Financial Statements – 8. Net Assets” for further information on our common stock issuances.

Our investment objective is to generate current income and, to a lesser extent, capital appreciation through investments in secured debt, including first lien, second lien and unitranche debt, as well as unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. We invest primarily in privately owned U.S. middle-market companies that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts. We seek to partner with strong management teams executing long-term growth strategies that have creditworthy businesses. We may also from time to time invest in larger or smaller or non-U.S. companies. In this Form 10-K, we generally use the term “middle-market” to refer to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $5 million and $25 million annually. We use the term “unitranche” to generally refer to debt instruments that combine characteristics of first lien senior secured loans as well as second lien and subordinated loans. Unitranche loans typically include covenants prohibiting or significantly restricting the ability of an issuer to grant liens that would create a security interest senior to the lien created in connection with the unitranche loan. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We invest in primary origination investments, and we may also invest in open-market secondary purchases.

We expect to source our primary origination investments through Muzinich BDC Adviser, LLC’s (the “Adviser’s”) and its affiliates’ networks of relationships with financial intermediaries (including regional banks), private equity investment firms, lawyers, accountants, experienced senior management teams and other middle-market lenders. We may seek investment opportunities where we are the sole investor in an investment and also may seek opportunities where we invest alongside one or more other investors. We expect to invest across a number of different industries. We expect to build a portfolio of approximately 15 to 20 investments, with generally no more than 10% of our assets invested in any one investment and no more than 20% of our assets invested in a single industry (not including investments in cash or cash equivalents, including, for instance, U.S. government securities and investment grade debt instruments maturing within one year), though our portfolio may be smaller if we are unable to raise additional capital. From time to time, certain of our investments may be made with the intent of maintaining compliance with diversification and other requirements applicable to us, and such investments may cause us to be invested in a larger number of investments than we might otherwise have invested. Our investments are typically expected to have maturities between three and eight years and to generally range in size between $10 million and $35 million, though this expected investment size may grow if our capital base grows and may shrink if our capital base shrinks. Our Adviser seeks to employ a disciplined and selective investment approach that has a strong focus on investments that are determined by our Adviser to have attractive credit qualities. We seek to avoid deeply cyclical businesses, start-ups or turn-around situations, as well as specialized industries such as real estate, regulated financial services, commodities, oil & gas extraction, firearms, tobacco, alcohol, cannabis, pornography and gaming, and businesses with significant technology risk. While this approach is intended to manage certain risks associated with these industries, it could also impact our performance by limiting the availability of potential investments.

We have established a subsidiary, Muzinich BDC Holdings, LLC (the “Subsidiary”), which serves to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and we consolidate the Subsidiary for accounting purposes, but the Subsidiary is not consolidated for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result. See “Certain U.S. Federal Income Tax Consequences” for more information.

The Adviser – Muzinich BDC Adviser, LLC

Our investment activities are managed by the Adviser, which is an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.” and together with the Adviser and their other affiliates, collectively, “Muzinich”). Our Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. More information regarding the Adviser and its business activities can be found on its registration under Form ADV located on the SEC’s website. Subject to the supervision of our Board of Directors, our Adviser manages our day-to-day operations and provides us with investment advisory and management services and certain administrative services.

Our Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill its obligations to us under the Investment Management Agreement (as defined below). Through the Resource Sharing Agreement, our Adviser draws on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management and monitoring, and operational experience of Muzinich & Co.’s investment professionals. The Resource Sharing Agreement may be terminated by either party on 60 days’ notice, and, if terminated, may have a material adverse consequence on our operations. See “Part I, Item 1A. Risk Factors – Risks Relating to Our Business and Structure – We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success.”

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

Investment Management Agreement

We have entered into an investment management agreement with the Adviser (the “Investment Management Agreement”), under which the Adviser:

●	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

●	identifies, evaluates and negotiates the investments we make and/or the structure thereof (including, without limitation, performing due diligence with respect to any instrument and/or prospective portfolio companies);

●	determines the securities and other assets we will originate, purchase, retain or sell;

●	buys, sells, exchanges, redeems, holds, converts or otherwise deals with, and/or executes transactions with respect to, any kind of security or other property in which we may invest;

●	entering into any foreign exchange and/or derivative transactions;

●	closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and

●	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds and/or which the Adviser reasonably considers to be necessary, desirable or incidental to carrying out the services enumerated in the Investment Management Agreement.

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

The Investment Management Agreement was approved by our Board for an initial two-year term on August 7, 2019, and, following successive intervening annual approvals for one-year terms, was most recently renewed for a successive one-year term on July 10, 2025.

Compensation of the Adviser

Under the Investment Management Agreement, we pay the Adviser fees for investment management services consisting of the Management Fee and the Incentive Fee (each as defined below). The cost of both the Management Fee and Incentive Fee are ultimately borne by our stockholders.

Management Fee. Pursuant to the Investment Management Agreement, our Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of the purchase of such instrument by us) at the end of the then-current calendar quarter and (ii) our NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed at the end of such partial quarter relative to the total number of days in such quarter).

Management Fees are generally expected to be paid on a quarterly basis using available funds, in which case such payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments to pay Management Fees as needed, and any such drawdown amounts would reduce unfunded capital commitments.

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

To calculate the size of the Incentive Fee, we will refer to (1) the amounts and timing of stockholders’ capital contributions to us and (2) the amounts and timing of our distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology described below.

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

If the Investment Management Agreement is terminated prior to our termination as a company (other than an instance in which the Adviser voluntarily terminates the Investment Management Agreement), we will pay to the Adviser an Incentive Fee payment in connection with such termination (the “Termination Incentive Fee Payment”). The Termination Incentive Fee Payment will be calculated as of the date the Investment Management Agreement is terminated and will equal the amount of Incentive Fee that would be payable to the Adviser if (a) all investments then held in our portfolio were liquidated for their then current value (but without taking into account any unrealized appreciation of any investment), and any unamortized deferred investment-related fees would be deemed accelerated, (b) the proceeds from such liquidation were used to pay all of our outstanding liabilities, and (c) the remainder was distributed to stockholders and paid as an Incentive Fee in accordance with the Incentive Fee Calculation Methodology, subject to the limitations set forth in Section 205(b)(3) of the Advisers Act. If necessary pursuant to the terms of the Investment Management Agreement, we will make the Termination Incentive Fee Payment in cash on or immediately following the date the Investment Management Agreement is so terminated.

Administration Agreement and Fund Accounting Agreement

We have entered into an administration servicing agreement (as amended, the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC, doing business as U.S. Bank Global Fund Services (“U.S. Bank,” or the “Administrator”), pursuant to which U.S. Bank provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement (the “Fund Accounting Agreement”) with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We reimburse U.S. Bank for all reasonable costs and expenses it incurs in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Each of the Administration Agreement and Fund Accounting Agreement has been approved by our Board.

Employees

We do not have any direct employees, and our day-to-day investment operations are managed by the Adviser, subject to the oversight of the Board of Directors. We have a Chief Executive Officer and President and Chief Financial Officer and Treasurer, as well as a Secretary and a Chief Compliance Officer. To the extent necessary, we may hire additional personnel going forward. All of our executive officers are employees of Muzinich.

Market Opportunity

We believe that current market conditions and certain regulatory changes have been combined to create an attractive investment environment for us. Specifically:

●	Declining Number of Traditional Financing Sources: A recent trend within the banking sector has seen the combination of local and regional banks into larger, money center banks. Local and regional banks have historically focused on providing capital to middle-market companies, whereas money center banks have historically focused on lending, and providing ancillary services, to large corporate clients to whom they can deploy larger amounts of capital more efficiently. We believe that this consolidation has resulted in fewer bank lenders willing to focus on lending to the U.S. middle-market and reduced accordingly fewer financing options for the companies we target.

●	Limited Availability of Capital for Middle-Market Companies: We believe that regulatory changes have reduced the availability of capital to middle-market companies. Specifically, the implementation of various industry regulations and/or standards, including but not limited to the Basel III accord, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and leveraged lending guidelines and regulations implemented by the Federal Reserve have significantly increased the capital and liquidity requirements for banks, decreasing their capacity to originate and/or hold non-investment grade loans on their balance sheets. While the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies have been largely unable to access those markets, as they tend to fail to meet the size and liquidity requirements imposed by the institutional investor community.

●	Broad Opportunity Set: With a significant number of middle-market companies seeking access to debt capital to support growth, there is substantial opportunity to provide debt financing for high-quality middle-market businesses in today’s market. The opportunity is further enhanced by the increased amount of capital invested in recent years in private equity as an asset class, because private equity firms tend to work in tandem with debt financing providers to purchase and grow portfolio companies. In addition, we believe middle-market companies are increasingly looking abroad for growth opportunities. Accordingly, we believe that having the capabilities to support such endeavors will create additional opportunities for lenders.

●	Diligence and Monitoring Capabilities: Lending to middle-market companies requires in-depth due diligence, broad underwriting capabilities, and extensive ongoing monitoring. Due to the lack of publicly available information, lending to middle-market companies tends to be labor intensive and informed by past transaction experience. We believe our Adviser has the resources and capabilities to undertake these responsibilities.

●	Premium Pricing: The reduced availability of credit to middle-market companies typically results in an increased interest rate, or pricing, of loans for middle-market borrowers. In addition, recent loans to middle-market companies have often included meaningful upfront fees and prepayment protections, both of which should enhance the profitability of new loans to lenders.

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

We expect to use industry information from Muzinich & Co.’s investment professionals to which we have access to assess investment risks and determine appropriate pricing for our investments in portfolio companies. In addition, we believe that the relationships of the senior managers of our Adviser enable us to learn about, and compete effectively for, financing opportunities with attractive middle-market companies in the industries in which we seek to invest.

Monitoring

We view active portfolio monitoring as a vital part of our investment process and are committed to a value-oriented philosophy implemented by our Adviser. Our Adviser seeks to minimize the risk of capital loss while also striving for capital appreciation. Generally, we seek to draw on our Adviser’s and its affiliates’ experiences and access to market information to identify investment opportunities and to structure investments.

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

Fees and Expenses

All investment professionals and staff of the Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser and its affiliates.

We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to, those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to NAV (including the costs and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or personnel of Muzinich & Co., or payable to third parties, in performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights as an investor in a portfolio company;

●	costs of offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of obtaining research and market data;

●	the Management Fee, any Incentive Fee, and any other fees payable under the terms of the Investment Management Agreement;

●	certain costs and expenses relating to distributions paid on our shares of common stock;

●	administration fees payable under our Administration Agreement;

●	fees payable under the Fund Accounting Agreement;

●	costs relating to the engagement of our Chief Compliance Officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, the Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Adviser or its affiliates for such amounts paid on our behalf. There is no contractual cap on the reasonable costs and expenses for which the Adviser will be reimbursed. All of the expenses discussed above will ultimately be borne by our stockholders.

We have entered into the Credit Facility (as defined below), may enter into a future credit facility or other debt arrangements to partially fund our operations, and have incurred (and may in the future incur) costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed.

Capital Resources and Borrowings

As our Commitment Period has expired, we anticipate further cash to be generated only from drawdowns in respect of capital committed by investors in Private Offerings for the limited purposes discussed in “The Company – Muzinich BDC, Inc.” above, as well as cash flows from operations. We may borrow funds to make additional investments as permitted. This is known as “leverage” and may cause us to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, under the 1940 Act, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). On August 14, 2019, our initial stockholder approved resolutions permitting us to incur leverage up to the 150% asset coverage ratio threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective the following day. While any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the asset coverage ratio requirement at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, our lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage also involves significant risks. In addition to the volatility risk described above, certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage, and thus subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage ratio requirement. These investments may include certain investments or instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

We may also borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. We have entered into a committed facility agreement with BNP Paribas Prime Brokerage International Limited (“BNP”) (as amended, the “Loan Agreement” and the facility provided for under the Loan Agreement, the “Credit Facility”) and have engaged in borrowings under the Loan Agreement for this purpose. Although we expect to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement and/or the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board of Directors’ assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Private Offerings – Catch-Up Purchases

As noted above, we have conducted Private Offerings of our common stock to investors in reliance on exemptions from the registration requirements of the Securities Act. In addition, following the Initial Closing, we have held and may hold further additional closings that may occur from time to time as determined by us. In connection with each subscription agreement that we entered into with investors after the initial drawdown, each such investor was required to purchase shares of our common stock (each, a “Catch-Up Purchase”) on one or more dates as determined by us. The aggregate purchase price of the Catch-Up Purchases was equal to an amount necessary to ensure that upon payment of the aggregate purchase price, such investor contributed the same percentage of its capital commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-Up Purchases were made at a per-share price as determined by our Board of Directors (including any committee thereof) as of the end of the most recent calendar quarter or such other date determined by our Board of Directors prior to the date of the applicable drawdown notice.

All purchases of our common stock, including in Catch-Up Purchases, are generally made pro rata in accordance with the investors’ capital commitments, at a per-share price equal to at least the NAV per share of our common stock as of the close of the last quarter preceding the drawdown date in accordance with the limitations under Section 23 of the 1940 Act; such per-share price may be set above the NAV per share by our Board based on a variety of factors, including, without limitation the total amount of our organizational and other expenses (including actual and/or accrued expenses, which may include any estimates thereof).

Regulation as a Private BDC

We have elected to be regulated as a BDC under the 1940 Act. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including investment advisers and/or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters, and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

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

Any issuance of preferred stock must comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more.

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

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under those limits, we generally cannot (i) acquire more than 3% of the total outstanding voting stock of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments through a subsidiary or (ii) acquire interests in a money market fund, as long as we do not pay a sales charge or service fee in connection with the purchase. Subject to certain exemptive rules, including Rule 12d1-4 under the 1940 Act, we may, subject to certain conditions, invest in other investment companies in excess of such thresholds. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

None of our policies described above are fundamental and each such policy may be changed without stockholder approval, subject to any limitations imposed by the 1940 Act.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act, as applicable, are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business include the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain exceptions) is an “eligible portfolio company” (as defined in the 1940 Act), or from any person who is, or has been during the preceding thirteen months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules and regulations as may be prescribed by the SEC.

(2)	Securities of any eligible portfolio company that we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

(6)	Cash, cash equivalents, “U.S. Government securities” (as defined in the 1940 Act) or high-quality debt securities maturing in one year or less from the time of investment.

An “eligible portfolio company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

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

Limitations on Leverage

As a BDC, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). On August 14, 2019, pursuant to Section 61(a)(2) of the 1940 Act, our initial stockholder approved the adoption of the 150% asset coverage ratio threshold, and such election became effective the following day. The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities.

Managerial Assistance to Portfolio Companies

A BDC must be organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in numbers (1), (2) and/or (3) above under “Qualifying Assets.” However, in order to count portfolio securities as qualifying assets for the purpose of the 70% requirement described above under “Qualifying Assets,” the BDC must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance (as long as the BDC does not make available significant managerial assistance solely in this fashion). Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. The offer to make available significant managerial assistance does not need to be accepted.

Valuation

As a BDC, we generally invest in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by our Board, market quotations are generally used to assess the value of our investments for which market quotations are readily available. Short-term investments that have maturities of less than 60 days at time of purchase are valued at amortized cost, which, when combined with any accrued interest, approximates market value.

In accordance with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee.” A readily available market quotation is not expected to exist for most of the investments in our portfolio, and the Adviser determines the fair value of these investments in good faith in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”), subject to oversight by the Board. We may also retain independent valuation firm(s) to provide data and valuation analyses on our portfolio companies. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Valuation of Portfolio Securities” for more information on our valuation policies and procedures.

As Valuation Designee, the Adviser determines the NAV per share of our common stock as of the last day of each calendar quarter, if not more frequently, by dividing the value of total assets minus liabilities by the total number of shares of our common stock outstanding.

Temporary Investments

As a BDC, pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to collectively as “temporary investments,” so that at least 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security, and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty on the last day of each calendar quarter, we would generally not meet the asset diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. As such, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Indebtedness and Senior Securities

As a BDC, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowings and issuing senior securities). The amount of leverage that we will employ will depend on our Adviser’s and our Board of Directors’ assessments of market conditions and other factors at the time of any proposed borrowing or issuance of senior securities. See “— Limitations on Leverage” above.

In addition, except in limited circumstances, while any indebtedness and senior securities remain outstanding, we may be prohibited from making distributions to our stockholders or repurchasing such securities or stock unless we meet the 150% asset coverage ratio requirement at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Part I, Item 1A. Risk Factors — Risks Relating to Our Business and Structure — We may borrow money and enter into transactions, which may magnify the potential for gain or loss and may increase the risk of investing in us.”

The 1940 Act imposes limitations on a BDC’s issuance of preferred shares, which are considered “senior securities” subject to the 150% asset coverage requirement described above. In addition, (i) preferred shares must have the same voting rights as the BDC’s common stock (one share, one vote); and (ii) preferred stockholders must have the right, as a class, to appoint two directors to the BDC’s board of directors. See “Regulation as a Private BDC” above for more information regarding 1940 Act requirements related to the issuance of preferred stock and the rights of holders of such stock.

Codes of Ethics

We and the Adviser have jointly adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us. We have also adopted a code of ethics under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and, among other things, requires ethical and honest conduct and governs conflicts of interest (the “SOX Code”). Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the applicable code’s requirements.

We will provide any person, without charge, upon request, with a copy of our SOX Code. To receive a copy, please provide a written request to: Muzinich BDC, Inc., 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations. Any material amendments to or waivers of a required provision of the SOX Code will be reported in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and our Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws and review these policies and procedures annually for their adequacy and the effectiveness of their implementation. Pursuant to Rule 38a-1 under the 1940 Act, we have designated a Chief Compliance Officer to be responsible for administering these compliance policies and procedures with respect to us.

Plan Assets

U.S. Department of Labor Regulation Section 2510.3-101, as modified by Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA” and such Regulation, the “Plan Assets Regulation”), describes what constitutes the assets of a Plan (i.e., (i) employee benefit plans (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA, (ii) plans subject to Section 4975 of the Code, including individual retirement accounts and Keogh plans, and (iii) any entities whose underlying assets include plan assets by reason of a plan’s investment in such entities) with respect to the Plan’s investment in an entity for purposes of the fiduciary responsibility and prohibited transaction provisions of ERISA and Section 4975 of the Code. Under the Plan Assets Regulation, if a Plan invests in an “equity interest” of an entity that is not a “publicly offered security” (as discussed below), then the Plan’s assets will include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless either (i) the entity is an “operating company” or (ii) equity participation in the entity by Benefit Plan Investors (as defined below) is not “significant,” each as discussed below. Under the Plan Assets Regulation, investment in an entity is “significant” if participation by Benefit Plan Investors equals or exceeds 25% of any class of the entity’s equity securities. For these purposes, the term “Benefit Plan Investor” is defined as (a) any employee benefit plan (as defined in Section 3(3) of ERISA) subject to the provisions of Title I of ERISA, (b) any “plan,” as defined in and subject to Section 4975 of the Code, and (c) any entity whose underlying assets include Plan assets by reason of a Plan’s investment in the entity. For purposes of the 25% determination, the value of equity interests held by a person (other than a Benefit Plan Investor) that has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets, or any affiliate of such person (each of the foregoing, a “Controlling Person”) is disregarded.

The Plan Assets Regulation defines a “publicly offered security” as a security that is “widely held,” “freely transferable,” and either part of a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or sold pursuant to an effective registration statement under the Securities Act if the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the public offering occurred. For these purposes, a security is considered “widely held” only if it is part of a class of securities that is owned by 100 or more investors that are independent of the issuer and of one another. A security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial offering as a result of events beyond the issuer’s control. In addition, the Plan Assets Regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The Plan Assets Regulation further provides that, when a security is part of an offering in which the minimum investment is $10,000 or less, as is the case with the Private Offerings, certain restrictions ordinarily will not, alone or in combination, affect the finding that such securities are “freely transferable.” It is noted that the Plan Assets Regulation only establishes a presumption in favor of the finding of free transferability where the restrictions are consistent with the particular types of restrictions listed in the Plan Assets Regulation.

Until such time as our common stock constitutes a “publicly offered security” under the Plan Assets Regulation, the Adviser intends to advise us such that our assets will not be considered “plan assets.” In that regard, the Adviser will seek to limit investments in us by Benefit Plan Investors to less than 25% of each class of equity interests in us, based upon assurances provided by our investors.

Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and, as such, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies,” including, but not limited to, reduced executive compensation disclosure requirements and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. Although we have not made a determination whether to take advantage of any or all of these exemptions, we expect to remain an emerging growth company for up to five years following the completion of any initial public offering by us or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (ii) December 31 of the fiscal year that we become a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that are held by non-affiliates exceeds $700.0 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 calendar months, or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the preceding three-year period. There is currently no public market for our shares of common stock, and one is not expected to develop. In addition, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on companies registered under the Exchange Act and their insiders. For example:

●	pursuant to Rule 13a-14 of the Exchange Act, our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;

●	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

●	pursuant to Rule 13a-15 of the Exchange Act, subject to certain assumptions, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and, depending on our accelerated filer status, this report may be required to be audited by our independent registered public accounting firm; and

●	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all provisions of the Sarbanes-Oxley Act and the regulations that are adopted thereunder and will take actions necessary to ensure that we comply therewith.

Other Considerations

As a BDC, we will not generally be able to issue and sell our common stock at a price below NAV per share. We may, however, issue and sell our common stock at a price below the then-current NAV of the shares of common stock, or issue and sell warrants, options or rights to acquire such common stock, at a price below the then-current NAV per share of the common stock if the Board determines that such sale is in our best interest and in the best interests of our stockholders, and our stockholders have approved the policy and practice of making such sales within the preceding 12 months. In any such case, the price at which the securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such securities.

As a BDC, we are also prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including our officers, directors, investment adviser, principal underwriters and certain of their affiliates, without the prior approval of a majority of the Independent Directors and, in some cases, prior approval by the SEC, including through an exemptive order (other than pursuant to current regulatory guidance).

As a BDC, we expect to be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

Proxy Voting Policies and Procedures

We generally will not own publicly traded equity securities and will primarily invest in securities that do not have voting rights. To the extent that we invest in securities that do have voting rights, the Board has delegated our proxy voting responsibilities to our Adviser. The Proxy Voting Policies and Procedures of our Adviser are described below. These policies and procedures are reviewed periodically by the Adviser and our directors who are not “interested persons” of us and, accordingly, are subject to change.

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

Process and Procedures

The Adviser votes proxies relating to our portfolio securities in the best interest of our stockholders, taking into account such factors as it deems relevant, in its sole good-faith discretion. The Adviser reviews, on a case-by-case basis, each proxy or consent solicitation received to determine its impact on the pertinent portfolio interests we hold. In most cases, the Adviser will vote in favor of proposals that the Adviser believes are likely to increase the value of these interests. Although the Adviser generally votes against proposals that may have a negative impact on any of our portfolio holdings, the Adviser may vote for such a proposal if there exist compelling long-term reasons to do so.

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

Proxy Voting Records

Our stockholders may obtain information without charge about how the Adviser voted proxies by making a written request for proxy voting information addressed to: Muzinich BDC Adviser, LLC, 450 Park Avenue, New York, NY 10022 – Attention: Investor Relations.

Privacy Principles

We have adopted policies and procedures designed to protect the “nonpublic personal information” (“NPI”) of our investors. We take seriously our responsibility to maintain the confidentiality of investor information. In the course of our activities, we may gain access to NPI relating to our investors or prospective investors. Such information may include personal financial and account information, as well as data or analyses derived from such NPI (collectively, “Confidential Investor Information”).

We do not share Confidential Investor Information with any unaffiliated third parties, except in the following circumstances or as may otherwise be permitted or required by law:

●	as necessary to provide the service that the investor requested or authorized, or to maintain and service the investor’s account. We require that any financial intermediary, agent or sub-contractor utilized by us (such as brokers or fund administrators) comply with substantially similar standards for non-disclosure and protection of Confidential Investor Information and use the information provided by us only for the performance of the specific service requested by us;

●	as required by regulatory authorities or law enforcement officials who have jurisdiction over us, or as otherwise required or permitted by any applicable law. In the event we are compelled to disclose Confidential Investor Information, we may, if permitted by law, provide prompt notice to the affected investors, so that the investors may have the opportunity to seek a protective order or other appropriate remedy. If no protective order or other appropriate remedy is obtained and we are compelled to disclose Confidential Investor Information, we shall disclose only such information, and only in such detail, to the extent legally required as determined in our reasonable judgment; and

●	to the extent reasonably necessary to prevent fraud, unauthorized transactions or liability.

We restrict access to Confidential Investor Information to those personnel who need to know such information to provide services to our investors.

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

Stockholders and the public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Room 1503, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains such information.

Certain U.S. Federal Income Tax Consequences

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and an investment in shares of our common stock. The discussion is based upon the Code, the regulations of the U.S. Department of Treasury promulgated thereunder, which we refer to as the “Treasury regulations,” the legislative history of the Code, current administrative interpretations and practices of the IRS (including administrative interpretations and practices of the IRS expressed in private letter rulings which are binding on the IRS only with respect to the particular taxpayers that requested and received those rulings) and judicial decisions, each as of the date of this Form 10-K and all of which are subject to change or differing interpretations at any time, possibly retroactively, which could affect the continuing validity of this discussion and could be applied in a manner that adversely impact stockholders. We have not sought, and will not seek, any ruling from the IRS regarding any matter discussed in this summary, and this summary is not binding on the IRS. Accordingly, there can be no assurance that the IRS will not assert, and a court will not sustain, a position contrary to any of the tax consequences discussed below.

You should note that this summary does not purport to be a complete description of all the tax aspects affecting us or the beneficial owners of shares of our common stock, which we refer to as “stockholders.” For example, this summary does not describe all of the U.S. federal income tax consequences that may be relevant to certain types of stockholders subject to special treatment under the U.S. federal income tax laws, including stockholders subject to the alternative minimum tax, tax-exempt organizations, insurance companies, partnerships or other pass-through entities and their owners, certain former citizens or long-term residents of the United States, U.S. stockholders (as defined below) whose functional currency is not the U.S. dollar, persons holding our common stock in connection with a hedging, straddle, conversion or other integrated transaction, dealers in securities, traders in securities that elect to use a market-to-market method of accounting for securities holdings, pension plans and trusts, regulated investment companies, real estate investment trusts, personal holding companies, persons who acquire an interest in us in connection with the performance of services, and banks and other financial institutions. This summary assumes that our stockholders hold shares of our common stock as capital assets for U.S. federal income tax purposes (generally, assets held for investment). This summary does not discuss any aspects of U.S. estate or gift taxation, U.S. state or local taxation or non-U.S. taxation. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets.

For purposes of this discussion, a “U.S. stockholder” is a beneficial owner of shares of our common stock that is, for U.S. federal income tax purposes:

●	a citizen or individual resident of the United States;

●	a corporation, or other entity treated as a corporation organized in or under the laws of the United States or any state or political subdivision thereof;

●	a trust if (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more “United States persons” (as defined in the Code) have the authority to control all substantive decisions of the trust, or (ii) the trust has in effect a valid election under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or

●	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. stockholder” is a beneficial owner of shares of our common stock that is neither a U.S. stockholder nor a partnership (or an entity or arrangement treated as a partnership) for U.S. federal income tax purposes.

If a partnership (or other entity or arrangement treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the U.S. federal income tax treatment of the partner generally will depend on the status of the partner, the activities of the partnership and certain determinations made at the partner level. A stockholder that is a partnership holding shares of our common stock, and each partner in such a partnership, should consult his, her or its own tax adviser with respect to the tax consequences of the purchase, ownership and disposition of shares of our common stock.

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

Election to be Taxed as a RIC

We have elected to be treated, qualify, and intend to qualify annually as a RIC for U.S. federal income tax purposes under subchapter M of the Code; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income tax on any net ordinary income or capital gains that we timely distribute as dividends to our stockholders as dividends. Rather, dividends distributed by us generally will be taxable to our stockholders.

To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify as a RIC, we generally must timely distribute to our stockholders, for each taxable year, at least 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses, if any (the “Annual Distribution Requirement”).

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

We will be subject to a nondeductible 4% U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner each calendar year an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Distribution Requirement”). While we intend to distribute sufficient income and capital gains to our stockholders in each taxable year in order to avoid imposition of this 4% U.S. federal excise tax, there can be no assurance that we will be successful in avoiding entirely the imposition of this tax.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

●	qualify and have in effect an election to be treated as a BDC under the 1940 Act at all times during each taxable year;

●	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, net income derived from an interest in a “qualified publicly traded partnership” (as defined in the Code), or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

●	diversify our holdings so that at the end of each quarter of the taxable year:

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

For U.S. federal income tax purposes, we may be required to include in our taxable income certain amounts that we have not yet received in cash. For example, if we hold debt instruments that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, that have increasing interest rates or are issued with warrants), we must include in our taxable income in each taxable year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because such OID or other amounts accrued will be included in our investment company taxable income for the taxable year of accrual, and before we receive any corresponding cash payments, we may be required to make distributions to our stockholders in order to satisfy the Annual Distribution Requirement and/or the Excise Tax Distribution Requirement, even though we would have not received any corresponding cash payments. Accordingly, to enable us to make distributions to our stockholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and become subject to U.S. federal income tax imposed at corporate rates and any applicable state and local taxes.

Because we expect to use debt financing, we may be prevented by financial covenants contained in our debt financing agreements from making distributions to our stockholders in certain circumstances. In addition, under the 1940 Act, we are generally not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Part I. Item 1. Business — Indebtedness and Senior Securities.” Limits on our distributions to our stockholders may prevent us from satisfying the Annual Distribution Requirement and, therefore, may jeopardize our qualification for taxation as a RIC, or prevent us from satisfying the Excise Tax Distribution Requirement.

Although we do not presently expect to do so, we may borrow funds and sell assets in order to make distributions to our stockholders that are sufficient for us to satisfy the Annual Distribution Requirement. However, our ability to dispose of assets may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Distribution Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous. Alternatively, although we currently do not intend to do so, to satisfy the Annual Distribution Requirement, we may declare a taxable dividend payable in our stock or cash at the election of each stockholder. In such case, for U.S. federal income tax purposes, the amount of the dividend paid in our common stock will generally be equal to the amount of cash that could have been received instead of our stock. If we are unable to obtain cash from other sources to satisfy the Annual Distribution Requirement, we may fail to qualify for tax treatment as a RIC.

A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given taxable year exceed our investment company taxable income, we would incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely, and use them to offset future capital gains. As a result of these limits on the deductibility of expenses over the course of one or more taxable years, we may have, for U.S. federal income tax purposes, aggregate taxable income for several years that we are required to distribute and that is taxable to our stockholders even if such income is greater than the aggregate net income we actually earned during those taxable years.

Distributions we make to our stockholders may be made from our cash assets or by liquidation of our investments, if necessary. We may recognize gains or losses from such liquidations. In the event we recognize net capital gains from such transactions, you may receive a larger capital gain distribution than you would have received in the absence of such transactions.

Failure to Qualify as a RIC

If we fail to qualify for treatment as a RIC, and certain relief provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates regardless of whether we make any distributions to our stockholders. In any taxable year that we do not qualify as a RIC, distributions would not be required and, if distributions were made, any such distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain holding period and other limitations under the Code, our corporate stockholders would be eligible to claim a dividend received deduction with respect to such dividend and our non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as capital gain. In order to requalify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings attributable to the period we failed to qualify as a RIC by the end of the first year that we intend to requalify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax imposed at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

Investment income received from sources within foreign countries, or capital gains earned by investing in securities of foreign issuers, may be subject to foreign income taxes withheld at the source. In this regard, withholding tax rates in countries with which the United States does not have a tax treaty may be 35% or more. The United States has entered into tax treaties with many foreign countries that may entitle us to a reduced rate of, or exemption from, withholding tax on investment income and gains. The effective rate of foreign tax cannot be determined at this time since the amount of our assets to be invested within various countries is not now known. We do not anticipate being eligible for the special election that allows a RIC to treat foreign income taxes paid by such RIC as paid by its stockholders.

If we acquire shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” received on, or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. This additional tax and interest may apply even if we make a distribution as a taxable dividend to our stockholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in the shares of a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each taxable year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent that any such decrease does not exceed prior increases in our income. Under either election, we may be required to recognize in a taxable year income in excess of any distributions we receive from PFICs and any proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Distribution Requirement. See “Item 1. Business— Taxation as a RIC.”

If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (a “CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of certain of the corporation’s income for the tax year (including both ordinary earnings and capital gains), whether or not the corporation makes an actual distribution during such year. In general, a foreign corporation will be classified as a CFC if more than 50% of the shares of the corporation, measured by reference to combined voting power or value, is owned (directly, indirectly or by attribution) by U.S. Shareholders. A “U.S. Shareholder,” for this purpose, is any U.S. person that possesses (actually or constructively) 10% or more of the combined voting power of all classes of shares of a corporation or 10% or more of the total value of all classes of shares of a corporation. If we are treated as receiving a deemed distribution from a CFC, we will be required to include such distribution in our investment company taxable income regardless of whether we receive any actual distributions from such CFC, and such income will be subject to the Annual Distribution Requirement and will be taken into account for purposes of the Excise Tax Distribution Requirement. Income inclusions from a QEF or a CFC will be “good income” for purposes of the 90% Income Test, provided that they are derived in connection with our business of investing in stocks and securities or the QEF or the CFC distributes such income to us in the same taxable year to which the income is included in our income.

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

Some of the income that we might otherwise earn, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may not satisfy the 90% Income Test. To manage the risk that such income might disqualify us as a RIC by reason of failing to satisfy the 90% Income Test, we may structure such investment so that one or more subsidiary entities treated as U.S. corporations for U.S. federal income tax purposes earns such income. Such subsidiary entities will be required to pay U.S. federal income tax imposed at corporate rates on their earnings, which ultimately will reduce the yield to our stockholders on such fees and income.

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

Summary of Risk Factors

Risks Relating to Our Business and Structure

●	We are dependent upon the management personnel of our Adviser and Muzinich & Co., and their respective abilities to attract and retain talented personnel, for our future success. These entities and their affiliates may have certain conflicts of interest, and our agreements with them may be terminated on 60 days’ notice, which could adversely affect our financial condition, business and results of operations.

●	We are subject to statutory and regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the requirements as applicable to BDCs and RICs, we may be required to alter our operations, potentially causing material adverse effects to our financial condition.

●	Changes in laws or regulations governing our operations or those of our portfolio companies, or changes in the interpretation thereof, could necessitate changes to certain of our or our portfolio companies’ business practices. These changes may negatively impact our or our portfolio companies’ operations, cash flows or financial condition by impose additional costs of compliance on us or our portfolio companies.

●	Our ability to grow depends on our ability to raise additional capital, which may not be available to us or may only be available on terms that are not favorable to us. In doing so, we may borrow money and enter into transactions which may magnify the potential for gain or loss and increase the risk of investing in us.

●	Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

●	Controlling stockholders may exert influence over our management and affairs and control votes requiring stockholder approval.

●	Certain provisions of our Certificate of Incorporation, bylaws, and the DGCL could deter takeover attempts.

Risks Related to Our Portfolio Company Investments

●	Our investments, which are primarily in the secured debt (and, to a lesser extent, equity instruments) of private middle-market companies, are very risky and highly speculative, and the lack of liquidity inherent to such investments may adversely affect our business. Certain investments may carry particularized risks as a result of their structure, the portfolio company’s financial condition, or other phenomena.

●	The value of our portfolio securities may not have readily available market quotations. In such cases, our Adviser will determine the fair value of these securities in good faith under procedures adopted by our Board, which valuations are inherently subjective and may not reflect what we may actually realize upon any sale of an investment.

●	Our portfolio may be focused in a limited number of portfolio companies or sectors, which will subject us to a risk of significant loss if any of these companies default on their obligations to us or if there is a downturn in a particular industry.

●	We are often not in a position to exert influence on our portfolio companies, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

●	Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

●	Economic recessions or economic downturns could impair our portfolio companies’ operations and negatively affect our operating results.

Risks Relating to the Offering and Ownership of Our Common Stock

●	We may experience fluctuations in our results of operations for a number of reasons, which may impact our ability to pay distributions on our common stock.

●	Owners of our common stock may be subject to certain regulatory restrictions and requirements as a result their ownership, including transfer restrictions that may render an investment in us illiquid.

General Risk Factors

●	We operate in a highly competitive market for investment opportunities.

●	We are exposed to risks associated with changes in interest rates.

●	The capital markets may experience periods of disruption, instability and uncertainty. Such conditions may have a negative impact on our business and operations.

●	We are susceptible to cybersecurity risks that may result in financial losses or violations of privacy law.

Risks Relating to Our Business and Structure

Prior to our formation, our Adviser and its management had no prior experience managing a BDC.

Although Muzinich and its investment professionals are experienced in managing portfolios of assets, prior to our formation, they had no prior experience managing a portfolio that takes the form of a BDC, and the investment philosophy and techniques used by our Adviser to manage us as a BDC may differ from those previously employed by Muzinich and its investment professionals in identifying and managing past investments or investments for other clients or entities. Accordingly, we can offer no assurance that we will replicate the historical performance of other clients or entities that Muzinich has advised in the past, and our investment returns could be substantially lower than the returns achieved by other clients of Muzinich.

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

Our Adviser identifies, evaluates, negotiates, structures, closes, monitors and manages our investments. Pursuant to the Resource Sharing Agreement between our Adviser and Muzinich & Co., Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable the Adviser to fulfill these and its other obligations under the Investment Management Agreement. Accordingly, in addition to our reliance upon personnel of the Adviser to provide services under the Investment Management Agreement and the risks associated with that reliance (as described below), we also depend on the experience, diligence, skill and network of business contacts of Muzinich & Co. and its investment team for our success. Our operating results and future success may depend significantly on the continued service and coordination of the senior investment professionals of the Adviser and Muzinich & Co. If either of these parties were to lose the services of these investment professionals, our Adviser’s ability to service us could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that our Adviser will remain our investment adviser or that we will continue to have access to Muzinich & Co. or its investment professionals under the Resource Sharing Agreement. Moreover, the Resource Sharing Agreement may be terminated by either party on 60 days’ notice; as such, the termination of the Resource Sharing Agreement may have a material adverse consequence on our operations.

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

In addition, an investment vehicle and/or other account managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result of the foregoing, our Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although our Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by our Adviser or its affiliates, thereby denying us potential growth opportunities. In certain circumstances, negotiated co-investments between us and other entities managed by our Adviser and/or its affiliates may be made only pursuant to the terms and conditions set forth in the exemptive order that we have obtained from the SEC (the “Order”).

Even if the value of your investment declines, the Management Fee will still be payable.

Even if the value of your investment declines, the Management Fee will still be payable. The Management Fee is calculated as a percentage of the average of our net asset value (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of our purchase of such instrument) at the end of each of the then-current calendar quarter and the prior calendar quarter. Accordingly, the Management Fee is payable regardless of whether our NAV and/or the value of your investment has decreased.

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

Moreover, pursuant to the Resource Sharing Agreement, Muzinich & Co. provides the Adviser with experienced investment professionals and services so as to enable our Adviser to fulfill its obligations under the Investment Management Agreement, and such Resource Sharing Agreement may be terminated on 60 days’ notice. If Muzinich & Co. were to terminate the Resource Sharing Agreement, our Adviser may be required to seek to find an alternative means of fulfilling its obligations under the Investment Management Agreement, or to resign. If the Adviser is unable to find an alternate means of fulfilling these obligations, its services to us may be negatively affected or disrupted, which could have a material impact on our business, financial condition and results of operations.

Our Adviser may act in a riskier manner on our behalf than it would when acting for its own account because its responsibilities and liability to us are limited under the Investment Management Agreement.

Pursuant to the Investment Management Agreement, our Adviser and its officers, managers, partners, agents, employees, controlling persons, and members, and any other person or entity affiliated with the Adviser, will not be liable to us for their actions in connection with the performance of any of their duties or obligations under the Investment Management Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties, a breach of fiduciary duty, or by reason of their reckless disregard of their obligations and duties under the Investment Management Agreement. These protections may lead our Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account, which could impair our business and financial condition.

We are subject to regulatory constraints that may significantly reduce our operating flexibility. If we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.

The 1940 Act and other federal securities laws impose numerous regulatory constraints on the operations of BDCs. For example, as noted above, BDCs generally are required to invest at least 70% of their total assets in “qualifying assets,” as defined in the 1940 Act, and we must maintain a minimum asset coverage ratio of 150%. Any failure to comply with the requirements imposed on BDCs by the federal securities laws, including the 1940 Act, could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.

Most of our portfolio company investments constitute qualifying assets. However, we may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act and more than 30% of our total assets are comprised of investments in non-qualifying assets. If we do not invest at least 70% of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset, and thus may not be able to take advantage of attractive investment opportunities. Similarly, this restriction could prevent us from making follow-on investments in existing portfolio companies which are not qualifying assets, which could result in the dilution of our position. As of December 31, 2025, 100% of our investments at fair value as a percentage of net assets were in qualifying assets.

In addition, if we fail to comply with the regulatory requirements applicable to BDCs, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility.

These constraints, along with the U.S. federal income tax requirements discussed below, may hinder our Adviser’s ability to take advantage of attractive investment opportunities on our behalf and achieve our investment objective.

We will be subject to U.S. federal income tax imposed at corporate rates on all of our income if we are unable to qualify as a RIC under subchapter M of the Code, which would have a material adverse effect on our financial performance.

We have elected to be treated, qualify, and intend to qualify annually as a RIC under subchapter M of the Code; however, we cannot assure you that we will be able to continue to qualify for and maintain our status as a RIC.

To qualify as a RIC, we must meet the Annual Distribution Requirement, 90% Income Test and Diversification Tests described below.

●	The Annual Distribution Requirement generally will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our investment company taxable income, which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, for each taxable year. We expect to use debt financing, are subject to a minimum asset coverage ratio requirement under the 1940 Act, are subject to certain financial covenants contained in our Loan Agreement, and may be subject to other covenants in future credit agreements or other debt financing agreements. This asset coverage ratio requirement and these financial covenants could, under certain circumstances, restrict us from making distributions to our stockholders that are necessary for us to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources and are unable to make sufficient distributions to our stockholders, we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates (and in addition to any applicable U.S. state and local taxes) on all of our income.

●	The 90% Income Test requirement will be satisfied if we derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income derived from an interest in a qualified publicly traded partnership or other income derived with respect to our business of investing in such stock or securities. If we are unable to satisfy the 90% Income Test we could fail to qualify for RIC tax treatment and thus become subject to U.S. federal income tax imposed at corporate rates, in addition to any applicable U.S. state and local taxes.

●	The Diversification Tests requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Specifically, to satisfy this requirement, (a) at least 50% of the value of our assets must consist of (i) cash, cash items (including receivables), U.S. government securities, securities of other RICs, and (ii) other securities, if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (b) no more than 25% of the value of our assets can be invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, of two or more issuers that are controlled by us and which are determined, under applicable Treasury regulations, to be engaged in the same or similar or related trades or businesses, or (iii) the securities of certain “qualified publicly traded partnerships,” as defined by the Code. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of our RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain our RIC tax status for any reason, and we do not qualify for certain relief provisions under the Code, we would be subject to U.S. federal income tax (as well as any applicable U.S. state and local taxes) on all of our income and gains. In this event, the resulting taxes could substantially reduce our net assets, the amount of our income available for distribution and, accordingly, the amount of our distributions to our stockholders, which would have a material adverse effect on our financial performance.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulations. Although the current presidential administration has signaled its intent to pursue a more deregulatory agenda with respect to the financial services industry, it cannot be known at this time whether new regulations, if any, will be implemented, or what form they might take. Changes to the regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

As a result of the 2024 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. In addition, in June 2024, the U.S. Supreme Court in Loper Bright Enterprises v. Raimondo reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the Loper decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the U.S. Supreme Court’s decision in Loper could significantly impact how federal agencies will regulate consumer protection, advertising, cybersecurity, artificial intelligence, privacy, anti-corruption and anti-money laundering practices and other regulatory regimes with which we are required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us, and may require additional resources to ensure our continued compliance.

Commodity Futures Trading Commission (“CFTC”) rulemakings and provisions of the Code limit our ability to engage in swap transactions or use derivatives, which may have a negative impact on us and our Adviser.

The CFTC and the SEC have issued final rules establishing that certain swap transactions will be subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts may cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act of 1936, as amended and related CFTC regulations. Our Adviser has claimed relief from CFTC registration and regulation as a commodity pool operator (“CPO”) pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. Our use of derivatives may also be limited by the requirements of the Code for qualification as a RIC for U.S. federal income tax purposes. In the event that our Adviser is required to register as a CPO, our disclosure and operations would need to comply with all applicable CFTC regulations, and such compliance increase our operational expenses and negatively impact our business and financial condition.

We will incur significant costs as a result of being subject to the Exchange Act.

Companies incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and other rules implemented by the SEC. Accordingly, as a result of our common stock being registered under the Exchange Act, we will incur significant additional costs, which will ultimately be borne by our shareholders.

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

We may need to periodically access the capital markets to raise cash for various purposes, including to fund new investments. We may be unable to raise substantial capital on terms that are favorable to us or at all, which could result in us being unable to structure our investment portfolio as anticipated and achieve our investment objectives.

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

We may borrow money and enter into transactions which may magnify the potential for gain or loss and may increase the risk of investing in us.

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

We may form one or more CLOs to finance our investments, the creation of which may subject us to certain structured financing risks.

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

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, subject to the restrictions under the 1940 Act.

Absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. However, our Board of Directors has the authority to modify or waive certain of our operating policies and strategies, including our investment objective, without prior notice and without stockholder approval subject to the restrictions under the 1940 Act. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the value of our common stock. Nevertheless, if such changes were to occur, they could adversely affect our business and financial condition and impact our ability to make distributions.

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

Controlling stockholders may exert influence over our management and affairs and control votes requiring stockholder approval.

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

Risks Related to Our Portfolio Company Investments

Our investments in the secured debt, unsecured debt, and equity instruments of private companies are very risky and highly speculative, and we could lose all or part of our investment.

We invest primarily in secured debt, including first lien, second lien and unitranche debt, unsecured debt, including mezzanine debt and, to a lesser extent, in equity instruments of private companies. Each form of investment carries its own set of risks.

Secured Debt. When we make a secured debt investment, we generally take a security interest in the available assets of the portfolio company, including the equity interests of any subsidiaries of the portfolio company, which we expect to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our debt investment may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise, and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. In some circumstances, our security interest could be subordinated to claims of other creditors, such as trade creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt investment. Additionally, unitranche debt is similar to second lien debt and subordinated notes in that such debt typically permits borrowers to incur additional indebtedness evidenced by such debt that represents a larger percentage of the borrower’s total capitalization than would be permitted by a senior secured first lien loan, such unitranche debt is typically priced at interest rates that more closely approximate the average of the pricing available to second lien debt instruments and first lien debt instruments. Unitranche debt typically pays a higher rate of interest than traditional senior debt instruments, but also poses greater risk associated with a lesser amount of asset coverage. Consequently, the fact that our debt is secured does not guarantee that we will receive principal and interest payments according to the debt investment’s terms, or at all, or that we will be able to collect on the loan in full or at all should we be forced to enforce our remedies.

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

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including that such companies:

●	may have limited financial resources, shorter operating histories, narrower product lines, smaller market shares than larger companies and tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

●	may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

●	may have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and

●	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

By originating loans to companies that are experiencing, or that after our investment experience, significant financial or business difficulties, we may be exposed to distressed lending risks.

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

From time to time, certain of the companies in which we invest may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. Government and the United Nations and/or countries identified by the U.S. Government as state sponsors of terrorism. A company may suffer damage to its reputation if it is identified as such a company and, as an investor in such companies, we will be indirectly subject to those risks. Economic sanctions could, among other things, effectively restrict or eliminate our ability to purchase or sell securities or groups of securities for a substantial period of time, and may make our investments in such securities harder to value. For example, in response to the conflict between Russia and Ukraine, the U.S. government and other governments have imposed severe sanctions, embargoes, and other restrictive actions against Russia and Russian interests and have threatened additional sanctions and controls. Further, such controls have arisen in response to the ongoing conflict in the Middle East. Sanctions, export controls, tariffs, trade wars and other governmental actions resulting from the continued conflict between Russia and Ukraine and in the Middle East, including Iran, and in other nations and regions, as well as changing national policy in the United States or other nations, as applicable, could have a material adverse effect on our business, financial condition, cash flows and results of operations, and could cause the market value of our investments to decline. Similarly, the market value of our investments may be affected by volatility in the energy markets as a result of such conflicts and unrest.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements applicable to us as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies or market sectors. To the extent that we assume large positions in the securities of a small number of issuers, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer or sector, and we may also be more susceptible to any single economic, regulatory or other affecting occurrence or phenomenon than a diversified investment company, thereby increasing the risk of volatility in our performance results and, in turn, the value of an investment in us.

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

A downturn in any particular industry in which we are invested could significantly affect our aggregate returns. As of December 31, 2025, as a percentage of net assets, 12.9% of our portfolio at fair value was invested in companies in the leisure products industry, 12.8% of our portfolio at fair value was invested in the packaged foods & meats sector, 11.5% of our portfolio at fair value was invested in companies in the automotive industry, 10.6% of our portfolio at fair value was invested in companies in the commercial building products sector, and 10.0% of our portfolio at fair value was invested in companies in the industrial machinery sector. Our investments in each of these sectors are subject to certain particularized risks.

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

Our investments in the packaged food and meats sector are subject to risks associated with fluctuating input costs (including packaging materials and energy), changing consumer dietary preferences, food safety incidents, labor availability challenges, supply chain constraints, environmental and regulatory requirements, and macroeconomic conditions affecting household purchasing power. Companies in this sector may be especially sensitive to sustained increases in commodity prices and transportation costs, which can pressure margins if such increases cannot be passed through to consumers. In addition, evolving consumer preferences may reduce demand for traditional packaged or meat-based products. Food producers and processors also face the risk of contamination events, product recalls, or compliance failures with federal, state, or international food safety regulations, any of which can cause operational disruptions and harm brand reputation. Moreover, these companies may experience significant supply chain challenges arising from livestock disease outbreaks, labor shortages in production or processing facilities, or disruptions in global trade flows. Any or all of these developments could adversely impact the business, financial condition, and operating results of companies in the packaged food and meats sector and, in turn, our investments in such companies.

Our investments in the automotive sector are subject to risks relating to cyclical consumer demand, supply chain disruptions, labor actions, rapid technological change, stringent regulatory requirements, and intensifying competition. Companies in this sector may be particularly affected by macroeconomic conditions that influence consumers’ ability and willingness to purchase new vehicles, including interest rate increases, inflationary pressures, and reduced consumer credit availability. Automotive manufacturers and suppliers also face complex supply chain dependencies, particularly with respect to semiconductors, batteries, and other critical components, and may experience production interruptions or cost increases as a result of shortages in raw materials, logistics challenges, or geopolitical developments. The automotive industry is undergoing significant technological transformation, including as consumed preferences shift and advancements are made with respect to electric vehicles, autonomous driving systems, and advanced safety technologies. Companies unable to adapt to these shifts or invest sufficiently in innovation may lose market share or incur significant capital expenditures. Additionally, automotive companies must comply with extensive environmental, safety, and emissions regulations, and any failure to meet evolving standards may result in fines, recalls, or operational restrictions. These factors could negatively affect the operations, financial performance, and competitive positioning of companies within the automotive sector and, accordingly, the value of our investments in that industry.

Our investments in the commercial buildings products sector are subject to risks associated with cyclical construction activity, fluctuations in raw material costs, labor and contractor availability, regulatory changes affecting building standards, and broader macroeconomic conditions. Companies operating in this sector may be especially affected by changes in commercial real estate development and renovation activity, which may decline during periods of higher interest rates, slower economic growth, or reduced access to credit. Producers of building materials, including insulation, HVAC components, roofing systems, windows, and structural materials, often face significant volatility in the cost and availability of key inputs such as steel, aluminum, glass, and petrochemical-based substances. Supply chain disruptions, transportation bottlenecks, or shortages of skilled labor can also lead to project delays, increased production costs, or difficulty meeting customer demand. Moreover, evolving building codes and energy-efficiency regulations may require companies to invest in new technologies or processes, and failure to comply could limit market access. Unexpected events such as severe weather, natural disasters, or disruptions to construction activity may further impact demand. Any of these factors could adversely affect the business, financial condition, and results of operations of companies in the commercial building products sector and, consequently, the value of our investments in such companies.

Finally, our investments in the industrial machinery sector are subject to risks involving cyclical industrial demand, capital spending trends, global supply chain complexity, technological change, raw material price volatility, and exposure to international markets. Companies in this sector often depend on capital expenditures by manufacturing, construction, energy, and infrastructure customers; these spending patterns may decline during periods of economic slowdown, rising interest rates, or reduced corporate profitability. Industrial machinery producers face significant supply chain risk due to reliance on specialized components, precision manufacturing capabilities, and global sourcing networks. Disruptions caused by geopolitical tensions, trade restrictions, tariffs, or transportation challenges may lead to production delays or increased costs. Technological advancements, including automation, robotics, and smart-manufacturing systems, require sustained investment, and companies that fail to innovate may lose competitiveness. Moreover, many companies in this sector generate a substantial portion of revenues internationally and may be affected by currency fluctuations, political instability, and divergent regulatory environments. Any of these conditions could negatively impact the operating performance, financial condition, or competitive position of companies in the industrial machinery sector and, in turn, our investments in such companies.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and certain decisions made by management of our portfolio companies could negatively impact the value of our investments.

We offer to make available managerial assistance to our portfolio companies consistent with 1940 Act requirements. However, when we make debt or minority equity investments, we are often subject to the risk that a portfolio company may make business decisions with which we disagree, or the risk that the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment and, in turn, our financial condition and results of operations.

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

In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current administration has announced widely applicable tariffs pursuant to the Trade Act of 1974, effective February 24, 2026. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court’s decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA.

There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. These developments, or the perception that further action could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. These factors could restrict our portfolio companies’ access to suppliers or customers or increase the cost of such goods, which may have a material adverse effect on their business, financial condition and results of operations, which in turn could negatively impact us.

Risks Relating to the Offering and Ownership of Our Common Stock

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. As a result, there is a risk that you may lose all or a portion of your money by investing in us. Our investments in portfolio companies may be highly speculative and aggressive, and therefore, an investment in our common stock may not be suitable for investors with lower risk tolerance.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including interest rates payable on debt investments we make, default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in certain markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. Further, the value of our common stock would be impacted by such fluctuations and, depending on the degree of the fluctuations, we may not be able to declare distributions on our common stock.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we have not yet received a corresponding payment in cash. For example, since we will likely hold debt obligations that are treated under applicable tax rules as original issue discount or accruals on a contingent payment debt instrument, which may occur if we receive warrants in connection with the origination of a loan or possibly in other circumstances or contracted PIK interest, which generally represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount and PIK interest will be included in our taxable income before we receive any corresponding cash payments. We also may be required to include in our taxable income certain other amounts that we will not receive in cash.

Because in certain cases we may recognize taxable income before or without receiving cash representing such income, we may have difficulty making distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement necessary for us to be subject to tax as a RIC. Accordingly, we may need to sell some of our assets at times and/or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business) to enable us to make distributions to our stockholders that will be sufficient to enable us to meet the Annual Distribution Requirement. If we are unable to obtain cash from other sources to meet the Annual Distribution Requirement, we may fail to qualify as a RIC for U.S. federal income tax purposes and, thus, become subject to U.S. federal income tax imposed at corporate rates.

Our common stock is subject to significant transfer restrictions, and an investment in our common stock generally will be illiquid.

Each investor in our common stock must be prepared to bear the economic risk of an investment in our common stock for an indefinite period. Shares of our common stock are subject to the restrictions on transfer described herein and as set forth in our Certificate of Incorporation and in such investors’ subscription agreements. In addition, an investment in our common stock is not freely transferable under the securities laws. Further, purchasers of shares of our common stock prior to any IPO and/or exchange listing, if any, will not be permitted to transfer their shares without our prior written consent until a date to be established by us following our IPO and/or exchange listing. If an IPO and/or exchange listing does not occur, our common stockholders will be prohibited from transferring their shares without our prior written consent.

We have no obligation to conduct an IPO and/or exchange listing and can offer no assurances as to whether or when we may conduct an IPO and/or exchange listing. Further, pre-listing stockholders are not expected to be able to sell their common stock until some time after our listing. Even if we consummate an IPO and/or exchange listing, we can offer no assurances as to the price our shares of common stock will be offered in our IPO and/or exchange listing, and they could be sold below the price of this offering.

Our common stock has not been registered under the Securities Act and, therefore, under the securities laws, shares thereof cannot be sold unless such shares are subsequently registered under the Securities Act or an exemption from such registration is available. Shares of our common stock are illiquid assets for which there is not a secondary market and there is no guarantee that a secondary market will develop in the future. An investment in our common stock is therefore suitable only for certain sophisticated investors that can bear the risks associated with the illiquidity of their common stock.

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

In order to satisfy the Annual Distribution Requirement applicable to RICs, we have the ability, provided that we qualify as a “publicly offered regulated investment company,” as described below, to declare a large portion of a dividend in shares of our common stock instead of in cash. As long as a portion of such dividend is paid in cash and certain requirements are met, the entire distribution will generally be treated as a dividend for U.S. federal income tax purposes. In such case, for U.S. federal income tax purposes, a stockholder will be treated as receiving dividend income equal to the value of any cash and stock received, even though most of the dividend was paid in shares of our common stock. We currently do not intend to pay dividends in shares of our common stock.

We do not intend to be treated as a “publicly offered regulated investment company,” as defined in the Code; as such, U.S. stockholders that are individuals, trusts or estates may be taxed as though they received a distribution of some of our expenses.

We will be treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) if either (i) shares of our common stock and our preferred stock collectively are held by at least 500 persons at all times during a taxable year, (ii) shares of our common stock are treated as regularly traded on an established securities market or (iii) shares of our common stock are continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act). We do not intend to be treated as a publicly offered regulated investment company. If we are not treated as a publicly offered regulated investment company for the applicable calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the Management Fees and Incentive Fees paid to our Adviser and certain of our other expenses for such calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate.

Non-U.S. stockholders may be subject to withholding of U.S. federal income tax on dividends we pay.

Subject to the discussion below, distributions of our investment company taxable income to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax imposed at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits.

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

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that our distributions may not grow over time and a portion of our distributions may constitute a return of capital.

We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. For example, if market disruptions (including disruptions to the energy markets), sanctions, or embargoes in connection with the conflict between Russian and Ukraine or the conflict in the Middle East continue or worsen, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a BDC we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s adjusted tax basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

General Risk Factors

We operate in a highly competitive market for investment opportunities.

The activity of identifying and completing the types of investment opportunities targeted by our Adviser is highly competitive and involves a significant degree of uncertainty. A number of entities compete with us to make the types of investments that we make in middle-market companies. We compete with other BDCs, commercial and investment banks, commercial financing companies, CLOs, private funds, including hedge funds and, to the extent they provide an alternative form of financing, private equity funds. Many of our competitors are more experienced, substantially larger and have considerably greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, certain of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time. Moreover, it is possible that competition for appropriate investment opportunities may increase, thus further reducing the number of opportunities available to us.

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

Increases in the general level of interest rates from 2022 to 2024 have led to higher interest rates applicable to our debt investments, which may result in an increase of the amount of incentive fees payable to the Adviser. Although the Federal Reserve started to cut interest rates at the end of 2024 and continuing into 2025, the fluctuating interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred stock, which could reduce our net investment income. Conversely, in periods of declining interest rates, we may earn less interest income from investments and our cost of funds will also decrease, to a lesser extent, resulting in lower net investment income.

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

Additionally, there continues to be significant evolution and developments in the use of artificial intelligence technologies and machine learning (collectively, “AI Technologies”) including generative artificial intelligence such as ChatGPT. The rapid developments of AI Technologies may cause cybersecurity attacks and related risks more difficult to detect, contain and mitigate.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in AI Technologies, as well as the rapid growth and widespread use thereof, pose risks to our business, products, portfolio companies and investments. AI Technologies have the potential to result in significant and disruptive changes in companies, sectors or industries, including those in which we invest, and any such changes could create new and unpredictable operational, legal and/or regulatory risks.

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

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance that any such proceedings, if they are to occur, will have a material adverse effect on our financial condition or results of operations in any future reporting period.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We do not intend to list our common stock on a national securities exchange, and there is no established public trading market for our common stock.

The common stock offered in our Private Offerings has not been registered under the Securities Act or the securities laws of any other jurisdiction. Accordingly, offerings of our common stock in Private Offerings have occurred (i) in the United States under the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and jurisdictions where the offering was made, and (ii) outside of the United States in accordance with Regulation S of the Securities Act. Within the United States, shares of common stock are offered solely to investors that are “accredited investors,” as defined in Rule 501(a) under the Securities Act.

Each purchaser of our common stock is required to complete and deliver to us, prior to the acceptance of any order, a subscription agreement substantiating the purchaser’s investor status and agreeing to certain limitations on resale and transfer of our common stock.

Purchasers of shares of our common stock are not permitted to transfer their shares without our prior written consent. While we expect not to unreasonably withhold our consent to transfers by our stockholders, we may withhold our consent if any such transfer would have adverse tax, regulatory or other consequences. Additionally, to the extent we approve any transfers or the foregoing restriction lapses, investors will be subject to restrictions on resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act. Unless and until our common stock is registered under the Securities Act, our common stock may be transferred only in transactions that are exempt from registration under the Securities Act and the applicable securities laws of other jurisdictions. Any transfers of shares of our common stock in violation of the foregoing provisions will be void, and any intended recipient of our common stock will acquire no rights in such shares and will not be treated as our stockholder for any purpose.

Holders

As of March 27, 2026, there were 70 stockholders of record. Please see “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management” for additional disclosure regarding the holders of our common stock.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare such distributions in future periods.

We have elected to be treated, and intend to qualify annually, to be subject to tax as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year (without regard to the deduction for dividends paid), which is generally our ordinary income plus the excess, if any, of our realized net short-term capital gains over its realized net long-term capital losses, and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Part I, Item 1. Business – Certain U.S. Federal Income Tax Consequences” for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs and/or those of Muzinich. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof, or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-K regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a BDC and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part I, Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-K could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-K speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including ongoing geopolitical conflicts and trade negotiations, including the imposition of tariffs;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of ongoing geopolitical conflicts or trade activity, including the imposition of tariffs;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	our contractual arrangements and relationships with third parties;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates, including Muzinich & Co., to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our cash resources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an IPO and/or listing of our securities on a national securities exchange, if at all;

●	the timing and manner in which we conduct share repurchase offers, if any; and

●	our regulatory structure and tax status as a BDC and a RIC, and any impact to us as a result of statutory or regulatory changes and interpretations thereof.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions are based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, the forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Part I, Item 1A. Risk Factors” and elsewhere in this Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law.

Please note that under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to forward-looking statements made in periodic reports we file under the Exchange Act because we are an investment company.

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act and has elected to be treated, qualify, and intends to continue to qualify annually as a RIC under subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2025, we had capital commitments from investors in the amount of $205,000,000. As of December 31, 2025, we had equity capital in the amount of $173,245,890. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. During the Commitment Period, we raised equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to Private Offerings of our common stock. Our Commitment Period expired on August 23, 2023. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any of our guarantee or indemnity made during the Commitment Period and/or (vi) fund any defaulted commitments. We will terminate operations on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend our life for a maximum of two consecutive one-year periods or (ii) the Adviser’s determination to terminate our operations upon the full realization of our portfolio, or if market opportunities are inadequate to support our ongoing operation.

Subject to the overall supervision of our Board of Directors and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the SEC as an investment adviser under the Advisers Act and manages our investment activities pursuant to the Advisory Agreement. Additionally, the Adviser has entered into the Resource Sharing Agreement with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Advisory Agreement. Under the Advisory Agreement, we pay the Adviser fees for investment management services consisting of a Management Fee and Incentive Fee. See “Part I, Item 1. Business – Investment Management Agreement – Compensation of the Adviser” for more information regarding such fees.

We have also entered into the Administration Agreement with the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services, as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

Revenues

We generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Most of the debt securities we hold are floating rate in nature. The debt we invest in typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s and lower than “BBB-” by Fitch or S&P), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as PIK, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by our Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, but not limited to those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to NAV (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or members of Muzinich & Co. or payable to third parties performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights as an investor in a portfolio company;

●	costs of offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of obtaining research and market data;

●	the Management Fee, any Incentive Fee, and any other fees payable under the terms of the Investment Management Agreement;

●	certain costs and expenses relating to distributions paid on our shares of common stock;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our Chief Compliance Officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into the Loan Agreement for the Credit Facility and may enter into a future credit facility or other debt arrangements to partially fund our operations. We have incurred costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed, and we may incur such costs in the future.

Portfolio Composition and Investment Activity

As of December 31, 2025, we had fourteen debt investments and eighteen equity investments in ten portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $111.9 million. As of December 31, 2024, we had fourteen debt investments and fifteen equity investments in ten portfolio companies with an aggregate fair value of approximately $147.5 million. As of both December 31, 2025 and 2024, our debt investments consisted entirely of senior secured loans. Short-term investments as of both December 31, 2025 and 2024 consisted of United States Treasury bills that expire within 120 days of purchase, with an aggregate fair value of approximately $105.3 million and $136.7 million, respectively.

Our investment activity for the years ended December 31, 2025 and 2024 is presented below. Information presented herein is at cost unless otherwise indicated.

	For the year ended December 31, 2025	For the year ended December 31, 2024
New investments:
Gross investment purchases	$545,951,465	$584,428,214
Less: sold investments	(594,583,282)	(567,117,996)
Total new investments	$(48,631,817)	$17,310,218

Principal/par/unit amount of investments funded:
Senior secured loan debt investments	$2,320,250	$138,590,756
Equity investments	391,589	11,592,417

Number of new investment commitments	6	5
Average new investment commitment amount	$451,973	$1,624,774
Weighted average maturity for new investment commitments	1.9 years	1.4 years
Percentage of new debt investment commitments at floating rates	40%	75%
Percentage of new debt investment commitments at fixed rates	60%	25%
Weighted average spread Secured Overnight Financing Rate (“SOFR”) of new floating rate investment commitments	9.00%	8.72%

As of December 31, 2025 and 2024, our investments consisted of the following:

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$133,165,847	$103,743,544	$143,426,913	$139,921,361
Equity Investments - Common Stock	6,179,944	4,459,016	6,020,001	3,957,055
Equity Investments - Preferred Stock	5,988,431	3,743,867	5,756,785	3,656,818
Short-Term Investments	105,317,160	105,317,160	136,650,611	136,650,611
Total Investments	$250,651,382	$217,263,587	$291,854,310	$284,185,845

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

Results of Operations

Our operating results for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Total investment income	$17,061,492	$23,802,398	$18,934,912
Total net expenses	4,109,238	4,481,126	3,563,747
Net investment income	12,952,254	19,321,272	15,371,165
Total net realized gains (losses)	-	-	-
Total net change in unrealized appreciation/(depreciation)	(25,719,331)	(7,414,138)	(1,653,735)
Total net realized and unrealized appreciation/(depreciation)	(25,719,331)	(7,414,138)	(1,653,735)
Net increase (decrease) in net assets resulting from operations	$(12,767,077)	$11,907,134	$13,717,430

Net assets resulting from operations decreased from $11,907,134 for the year ended December 31, 2024 to $(12,767,077) for the year ended December 31, 2025. This change was primarily driven by lower total investment income and higher depreciation, reflecting reduced investment activity following the expiration of our investment period, repayment of debt investments by portfolio companies, three loans being placed on non-accrual status during the period and valuation markdowns across existing portfolio companies. Net assets resulting from operations decreased from $13,717,430 for the year ended December 31, 2023 to $11,907,134 for the year ended December 31, 2024, primarily due to an increase in unrealized appreciation/(depreciation) as a result of further investment activity subsequent to the year ended December 31, 2023.

Investment Income

Investment income for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment income from non-controlled/non-affiliated investments and cash equivalents	$8,897,367	$15,169,432	$12,919,771
Investment income from non-controlled/non-affiliated PIK interest	4,284,537	4,378,131	4,050,651
Investment income from affiliated investments	2,185,068	3,063,690	1,710,191
Investment income from affiliated PIK interest	1,694,520	1,191,145	254,299
Total investment income	$17,061,492	$23,802,398	$18,934,912

Investment income decreased from $23,802,398 for the year ended December 31, 2024 to $17,061,492 for the year ended December 31, 2025. This change was primarily driven by reduced investment activity following the expiration of our investment period. Investment income increased from $18,934,912 for the year ended December 31, 2023 to $23,802,398 for the year ended December 31, 2024, primarily due to an increase in interest income as a result of further investment activity subsequent to the year ended December 31, 2023.

Expenses

Operating expenses for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Management Fees	$1,570,999	$1,729,711	$1,508,828
Other operating expenses	2,538,239	2,751,415	2,054,919
Income taxes and penalties	-	-	548,796
Expenses reimbursed by the Adviser	-	-	(548,796)
Total expenses	$4,109,238	$4,481,126	$3,563,747

Total expenses decreased from $4,481,126 for the year ended December 31, 2024 to $4,109,238 for the year ended December 31, 2025. This decrease was primarily driven by lower average net assets, which resulted in reduced Management Fees payable to the Adviser. Total expenses increased from $3,563,747 for the year ended December 31, 2023 to $4,481,126 for the year ended December 31, 2024, primarily due to an increase in other operating expenses and an increase in Management Fees as a result of further investment activity compared to the year ended December 31, 2023.

Financial Condition, Liquidity, and Capital Resources

We generate and expect to continue to generate cash primarily from our operations and borrowings from banks or other lenders. We have entered into the Loan Agreement, and we may seek to enter into future bank debt, credit facility or other financing arrangements on market terms; however, we cannot assure you we will be able to do so, and to the extent we draw on the Credit Facility or enter into other borrowing arrangements, we will be subject to the 150% asset coverage ratio limitation set forth in Section 61 of the 1940 Act. To a limited extent, we may also generate cash from drawdowns in respect of our common stock; however, as our Commitment Period has expired, such drawdowns may only be called for the limited purposes set forth above under “Overview.” Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, subject to the limitations incumbent upon us given that our Commitment Period has expired; (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our common stock.

Equity Activity

We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value; however, we have not issued any preferred stock to date.

During the year ended December 31, 2025, we did not issue any common stock.

During the year ended December 31, 2024, we did not issue any common stock.

During the year ended December 31, 2023, we issued shares of our common stock as detailed in the following table:

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

Issuances of our shares of common stock as detailed above were exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof.

Borrowings

We expect to borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Additionally, we are permitted, with certain limitations, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). Furthermore, while any indebtedness and senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase. In connection with borrowings, our lenders may require us to pledge assets, investor commitments to fund capital calls and/or the proceeds of those capital calls, thereby allowing the lender to call for capital contributions upon the occurrence of an event of default under such financing arrangement. In addition, the lenders may ask us to comply with affirmative or negative covenants that could have an effect on our operations.

The use of leverage involves significant risks. In addition to the volatility risks discussed above, certain trading practices and transactions, which may include, among others, reverse repurchase agreements and the use of when-issued, delayed delivery or forward commitment transactions, may be considered “borrowings” or involve leverage and thus are subject to 1940 Act restrictions. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered “borrowings” for these purposes. Practices and investments that may involve leverage but are not considered to be borrowings are not subject to the asset coverage ratio requirement. These investments may include certain instruments that have embedded leverage, which may increase the risk of loss from such investments but are not considered to be borrowings.

We may borrow money to purchase assets in order to comply with certain regulatory requirements for RICs, including diversification requirements. We have entered into the Loan Agreement with BNP and have engaged in borrowings under the Credit Facility for this purpose. Although we expect to continue to be able to borrow under the Loan Agreement as needed for this purpose, we are subject to the risk that BNP can terminate the Loan Agreement and/or the amount available to be borrowed thereunder will be insufficient to allow us to satisfy the applicable requirements.

The amount of leverage that we employ will depend on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing, and there can be no assurance that we will use leverage or that our leveraging strategy will be successful during any period in which it is employed.

Credit Facility

On December 14, 2020, we entered into the Loan Agreement with BNP. The maximum financing available under the Credit Facility from time to time is $115,000,000. Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement.

The Credit Facility accrues interest at a rate per annum equal to (i) the Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.20%, with respect to borrowings supported by other permitted collateral. BNP has the right to modify these interest rates upon 29 days’ prior notice.

As of December 31, 2025 and 2024, we had $77,850,000 and $113,211,457, respectively, outstanding under the Credit Facility. The carrying amount outstanding under the Credit Facility approximates its fair value. The fair value of the Credit Facility is determined in accordance with Accounting Standards Codification (“ASC”) Topic 820 (“ASC 820”), which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Credit Facility is estimated based upon market interest rates for our own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

Contractual Obligations

As of December 31, 2025, we had no unfunded commitments to provide debt financing to our portfolio companies.

As of December 31, 2024, we had the following unfunded commitments to provide debt financing to our portfolio companies:

	Expiration Date	As of December 31, 2024
Quest Bidco (GoApe) LLC Delayed Draw Term Loan	5/9/2027	426,500
Total unfunded commitments		$426,500

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser, under which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we pay the Adviser the Management Fee and Incentive Fee described in “Compensation of the Adviser.”

We have also entered into the Administration Agreement, pursuant to which the U.S. Bank, as the Administrator, pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides us with accounting services.

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

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with procedures adopted by our Board of Directors, the NAV per share of our common stock is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies.

We expect that there will not be readily available market values for many of the investments which are or will be in our portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, in accordance with our Valuation Policy and the multi-step valuation process performed each quarter (or more frequently, as appropriate) as described below:

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

Fair value, as defined under ASC 820, is the price that we would receive upon selling an investment or pay to transfer a liability in an orderly transaction to a market participant in the principal or most advantageous market for the investment or liability. ASC 820 emphasizes that valuation techniques maximize the use of observable market inputs and minimize the use of unobservable inputs. “Inputs” refer broadly to the assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs reflect the assumptions market participants would use in pricing an asset or liability based on market data obtained from sources independent of our Adviser. Unobservable inputs reflect the assumptions market participants would use in pricing an asset or liability based on the best information available to us at the reporting period date.

PIK Interest

We currently hold, and may hold in the future, certain investments in our portfolio that contain PIK interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in our taxable income, and therefore affects the amount we are required to distribute to our stockholders to maintain our qualification as a RIC for U.S. federal income tax purposes, even though we have not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if we otherwise do not expect the borrower to be able to service its debt and other obligations, we will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. We write off any accrued and uncollected PIK interest when we determine that the PIK interest is no longer collectible.

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. During the year ended December 31, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041
November 7, 2025(1)	November 19, 2025	$47.58	$8,046,354
December 29, 2025	January 16, 2026	$28.89	$4,884,481

(1)

Of the total distribution paid, as of December 31, 2025, $6,353,433 was estimated to represent a return of capital; the final determination as to such value will be made at a later date for tax reporting purposes.

During the year ended December 31, 2024, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709
November 7, 2024	November 21, 2024	$23.14	$3,912,996
December 27, 2024	January 9, 2025	$21.22	$3,588,322

During the year ended December 31, 2023, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568
November 7, 2023	November 17, 2023	$23.41	$3,958,653
December 21, 2023	December 28, 2023	$30.93	$5,230,293

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year as dividends (without regard to the deduction for dividends paid) and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year.

Security Transactions, Realized/Unrealized Gains or Losses and Appreciation or Depreciation, and Income Recognition

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in our consolidated statement of operations.

Compensation of the Adviser

Management Fee. Pursuant to the Investment Management Agreement, our Adviser accrues, on a quarterly basis in arrears, a Management Fee equal to 0.25% of the average of (i) our NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of the purchase of such instrument) at the end of the then-current calendar quarter and (ii) our NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. The Management Fee for any partial quarter will be appropriately prorated (based on the number of days actually elapsed at the end of such partial quarter relative to the total number of days in such quarter). For the years ended December 31, 2025, 2024, and 2023, we incurred Management Fees of $1,570,999, $1,729,711, and $1,508,828, respectively.

Management Fees are generally expected to be paid on a quarterly basis using available funds, in which case such payments will not reduce unfunded capital commitments. However, we may draw down unfunded capital commitments to pay Management Fees as needed, and any such drawdown amounts would reduce unfunded capital commitments.

Incentive Fee. Pursuant to the Investment Management Agreement, we incur an Incentive Fee payable to the Adviser. The Incentive Fee will not be released or paid to the Adviser until the liquidation of our portfolio. The Incentive Fee will accrue as a liability on our Consolidated Statements of Assets and Liabilities throughout our life, and we may set aside assets in anticipation of paying it. However, we do not intend to actually pay the Incentive Fee to the Adviser until the end of our life.

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

To calculate the size of the Incentive Fee, we will refer to (1) the amounts and timing of stockholders’ capital contributions to us and (2) the amounts and timing of our distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology described below.

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

For the years ended December 31, 2025, 2024, and 2023, we did not incur any Incentive Fees.

Subsequent Events

Credit Facility

Effective January 6, 2026, the borrowings under the Credit Facility were paid down to $0.

As of March 27, 2026, the borrowings under the Credit Facility were $80,250,000. The proceeds were used to purchase U.S. Treasury Bills.

Investment Activity

On January 12, 2026, we executed an amendment to the Quest BidCo (GoApe) LLC delayed draw term loan (“DDTL”) investment, raising the amount available for draw from $2,600,000 to $3,600,000. The capacity available for draw under the DDTL was further amended from $3,600,000 to $4,600,000 on February 2, 2026. We made additional add-on investments under the DDTL of $175,000, $175,000, $700,000, and $450,000 on January 13, 2026, January 21, 2026, February 3, 2026 and March 17, 2026, respectively.

On March 6, 2026, Viking35 Equity (Sayres) announced the purchase of our 806,431 preferred units held in Viking35 Equity (Sayres). The transaction provides for aggregate consideration of approximately $1,850,000, payable in two installments. The first installment of $848,933 was received on March 12, 2026, in exchange for 403,216 preferred units. The remaining preferred units are expected to be redeemed in connection with the second installment, which is anticipated to occur after six months.

Leadership Transition

On March 23, 2026, each of Jeffrey Youle, our President and Chief Executive Officer, and Paul Fehre, our Chief Financial Officer and Treasurer, informed the Board that they were stepping down as President and Chief Executive Officer and Chief Financial Officer and Treasurer, respectively, effective April 1, 2026. Neither Mr. Youle nor Mr. Fehre expressed any disagreement on any matter relating to our operations, policies or practices. Both of Messrs. Youle and Fehre will continue to serve as members of the Board and as Senior Adviser and Chief Operating Officer of Muzinich & Co., respectively, and Mr. Fehre will continue to serve as Chairperson of the Board.

Also on March 23, 2026, the Board approved resolutions effectuating a leadership transition plan for us. The Board appointed Cheryl Rivkin, our Secretary, to succeed Mr. Youle as Chief Executive Officer, effective April 1, 2026. In connection with the foregoing, Ms. Rivkin resigned from her position as Secretary, effective April 1, 2026. In addition, the Board appointed Jens Ernberg, Co-Head of U.S. Private Debt at Muzinich & Co., to succeed Mr. Youle as our President; Rocco DelGuercio, Director of Finance for Private Debt at Muzinich & Co., to succeed Mr. Fehre as our Chief Financial Officer and Treasurer; and Susan Cohen, a Manager on the Client Services Team at Muzinich & Co., to succeed Ms. Rivkin as our Secretary, each effective April 1, 2026.

There is no arrangement or understanding between any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen and us or any other person or entity pursuant to which any of them were appointed to their respective positions, and there are no current or proposed transactions between us and any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen, or any of their respective immediate family members, that would require disclosure under Item 404(a) of Regulation S-K.

For more information regarding the foregoing appointments, reference is made to the Current Report on Form 8-K we filed on March 25, 2026.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, including pursuant to our Credit Facility, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on any outstanding floating rate borrowings, which may reduce our net investment income. We invest primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith by the Adviser, overseen by the Board, in accordance with our Valuation Policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(190)	$(64)	$(126)
Base Interest Rate	-	-	-
+100 Basis Points	944	256	688
+200 Basis Points	1,981	512	1,469
+300 Basis Points	3,018	768	2,250

This analysis is indicative of the potential impact on our investment income as of December 31, 2025, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not reflect potential changes in our portfolio or our borrowing facilities after December 31, 2025, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

For the years ended December 31, 2025 and 2024, six and five of our senior secured debt investments incurred interest at fixed rates, respectively. As of December 31, 2025 and 2024, eight and eight of our senior secured debt investments incurred interest at floating rates, respectively.

Item 8. Financial Statements and Supplementary Data

Deloitte & Touche LLP 30 Rockefeller Plaza New York, NY 10112-0015 USA Tel: +1 212 492 4000 Fax: +1 212 489 1687 www.deloitte.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Muzinich BDC, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Muzinich BDC, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period then ended and the financial highlights for each of the five years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

March 27, 2026

We have served as the Company’s auditor since 2019.

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of December 31, 2025	As of December 31, 2024
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $201,474,513 and $246,332,709, respectively)	$192,685,903	$242,710,849
Affiliated investments, at fair value (amortized cost of $49,176,869 and $45,521,601, respectively)	24,577,684	41,474,996
Cash and Cash Equivalents	3,605,909	5,130,685
Receivables:
Interest	27,969	56,684
Other assets	2,882	53,653
Total Assets	$220,900,347	$289,426,867

Liabilities:
Credit facility (Note 9)	77,850,000	113,211,457
Management fees payable	355,768	427,268
Distributions payable	4,884,481	3,588,322
Professional fees payable	323,412	236,806
Accrued other general and administrative expenses	109,492	122,560
Total Liabilities	$83,523,153	$117,586,413

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of both December 31, 2025 and December 31, 2024	169	169
Additional paid-in capital	173,245,721	179,587,692
Total distributable (accumulated) earnings (losses)	(35,868,696)	(7,747,407)
Total Net Assets	$137,377,194	$171,840,454
Total Liabilities and Net Assets	$220,900,347	$289,426,867
Net Asset Value Per Share	$812.40	$1,016.20

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$8,897,367	$15,169,432	$12,919,771
Income from payment-in-kind interest	4,284,537	4,378,131	4,050,651
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	13,181,904	19,547,563	16,970,422
Investment income from affiliated investments:
Interest income	2,185,068	3,063,690	1,710,191
Income from payment-in-kind interest	1,694,520	1,191,145	254,299
Total investment income from affiliated investments:	3,879,588	4,254,835	1,964,490
Total Investment Income	17,061,492	23,802,398	18,934,912

Expenses:
Management fees	1,570,999	1,729,711	1,508,828
Professional fees	1,076,626	1,080,058	887,877
Directors’ fees and expenses	180,563	180,000	180,000
Interest expense	980,444	1,087,473	741,447
Other general and administrative expenses	300,606	403,884	245,595
Income taxes and penalties	-	-	548,796
Expenses reimbursed by the advisor	-	-	(548,796)
Total Net Expenses	4,109,238	4,481,126	3,563,747
Net Investment Income	12,952,254	19,321,272	15,371,165
Net change in unrealized appreciation/(depreciation):
Non-controlled/non-affiliated investments	(5,166,751)	(5,376,413)	(3,029,377)
Affiliated investments	(20,552,580)	(2,037,725)	1,375,642
Total net change in unrealized appreciation/(depreciation)	(25,719,331)	(7,414,138)	(1,653,735)
Total net change in unrealized appreciation/(depreciation) on investments	(25,719,331)	(7,414,138)	(1,653,735)
Net Increase (Decrease) in Net Assets Resulting from Operations	$(12,767,077)	$11,907,134	$13,717,430
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(75.49)	$70.41	$95.16
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	144,149.9

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$12,952,254	$19,321,272	$15,371,165
Total net change in unrealized appreciation/(depreciation)	(25,719,331)	(7,414,138)	(1,653,735)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(12,767,077)	11,907,134	13,717,430

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(15,342,750)	(17,238,151)	(15,259,046)
Return of capital	(6,353,433)	-	-
Decrease in Net Assets Resulting from Stockholder Distributions	(21,696,183)	(17,238,151)	(15,259,046)

Increase in Net Assets Resulting from Capital Stock Transactions
Issuance of common shares	-	-	77,000,000
Net Increase in Net Assets Resulting from Capital Stock Transactions	-	-	77,000,000
Total Increase/(Decrease) in Net Assets	(34,463,260)	(5,331,017)	75,458,384
Net Assets, Beginning of Year	171,840,454	177,171,471	101,713,087
Net Assets, End of Year	$137,377,194	$171,840,454	$177,171,471
Net asset value per share	$812.40	$1,016.20	$1,047.73
Common shares outstanding at the end of the Year	169,101.0	169,101.0	169,101.0

Dividend distribution per share	$128.30	$101.94	$90.24

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(12,767,077)	$11,907,134	$13,717,430
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	25,719,331	7,414,138	1,653,735
Net amortization of premium (accretion of discount)	(1,449,833)	(4,631,116)	(2,300,022)
Net income from payment-in-kind interest	(5,979,057)	(5,569,276)	(4,304,950)
Purchases and drawdowns of investments	(545,951,465)	(584,428,214)	(561,576,230)
Sales and maturities of and principal paydowns on investments	594,583,282	567,117,996	447,958,008
Changes in operating assets and liabilities:
Receivables - Interest	28,715	80,349	(561,649)
Receivables - Other	50,771	(50,771)	(63,531)
Management fees payable	(71,500)	(15,807)	130,563
Professional fees payable	86,606	(134,807)	181,065
Interest taxes and penalties	-	-	548,796
Accrued other general and administrative expenses	(13,068)	46,752	(85,162)
Cash provided by (used in) operating activities	54,236,705	(8,263,622)	(104,701,947)
Cash Flows from Financing Activities:
Borrowings on credit facility	349,769,903	360,694,626	249,321,162
Payments on credit facility	(385,131,360)	(336,483,169)	(209,821,627)
Distributions (net of change in Distributions payable)	(20,400,024)	(13,649,829)	(17,109,144)
Proceeds from issuance of common shares	-	-	77,000,000
Net cash provided by (used in) financing activities	(55,761,481)	10,561,628	99,390,391
Net increase (decrease) in cash and cash equivalents	(1,524,776)	2,298,006	(5,311,556)
Cash and cash equivalents, beginning of year	5,130,685	2,832,679	8,144,235
Cash and cash equivalents, end of year	$3,605,909	$5,130,685	$2,832,679

Supplemental Information
Cash paid during the year for interest	$1,019,113	$944,285	$753,501
Income taxes paid	-	-	548,796

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC(3)	First Lien Term Loan	3 Month SOFR USD + 6.00%	3.00%	10.24686%	N/A	4/13/2022	4/13/2027	6,155,840	$6,108,030	$6,168,202	4.5%
Total Apparel, Accessories & Luxury Goods									$6,108,030	$6,168,202	4.5%

Automotive
AGS Automotive Solutions Holdings	Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,606,786	$10,452,073	$10,624,290	7.7%
AGS Automotive Solutions Holdings	Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,362,065	4,348,085	4,369,263	3.2%
Total Automotive									$14,800,158	$14,993,553	10.9%

Commercial Building Products
Montbleau Holdings, LLC(3)	Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,121,999	$8,025,410	$8,090,740	5.9%
Montbleau Holdings, LLC(3)	Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,076,250	5,007,263	5,056,713	3.7%
Total Commercial Building Products									$13,032,672	$13,147,453	9.6%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(3),(7),(10)	First Lien Term Loan	3 Month SOFR USD + 8.75%	4.00%	12.73525%	2.00000%	3/3/2023	3/3/2028	15,662,726	$15,483,344	$-	0.0%
Total Computer and Electronics Retail									$15,483,344	$-	0.0%

Industrial Machinery
Diamond Blade Warehouse(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,855,005	$11,696,207	$11,990,438	8.7%
Total Industrial Machinery									$11,696,207	$11,990,438	8.7%

IT Consulting
Macrosoft, Inc.(3)	First Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.49686%	N/A	5/31/2023	5/31/2028	12,029,500	$11,877,920	$12,137,843	8.8%
Total IT Consulting									$11,877,920	$12,137,843	8.8%

Leisure Facilities
Quest Bidco (GoApe) LLC(3),(7),(10)	Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	13.24686%	13.24686%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025	5/9/2027	18,081,960	$18,001,493	$10,766,502	7.8%
Quest Bidco (GoApe) LLC(7),(10)	First Lien Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	12,400	0.0%
Total Leisure Facilities									$18,022,318	$10,778,902	7.8%

Leisure Products
Aqua Leisure Recreational (8),(10)	Term Loan B-1	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	$24,608,323	$17,317,497	12.6%
Aqua Leisure Recreational (8),(10)	Term Loan B-2	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	393,494	0.3%
Total Leisure Products									$24,952,073	$17,710,991	12.9%

Packaged Foods & Meats
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	11/23/2021	5/24/2027	15,840,126	$15,695,235	$15,347,506	11.2%
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	8/8/2023	5/24/2027	1,515,797	1,497,890	1,468,656	1.1%
Total Packaged Foods & Meats									$17,193,126	$16,816,162	12.3%
Total Senior Secured Loan Debt Investments									$133,165,847	$103,743,544	75.5%

Equity Investments - Common Stock(8),(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC	Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,037,349	0.8%
Total Apparel, Accessories & Luxury Goods									$650,000	$1,037,349	0.8%

Automotive
AGS Automotive Solutions Holdings	Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$304,888	0.2%
AGS Automotive Solutions Holdings	Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	278,542	0.2%
Total Automotive									$1,910,001	$583,430	0.4%

Commercial Building Products
Montbleau Holdings, LLC	Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,338,889	1.0%
Total Commercial Building Products									$510,000	$1,338,889	1.0%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-1	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-3	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	400,000	-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class C	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	-	-	0.0%
Total Computer and Electronics Retail									$900,000	$-	0.0%
IT Consulting
Macrosoft, Inc.	Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,000,525	0.7%
Total IT Consulting									$300,000	$1,000,525	0.7%

Leisure Facilities
QUEST JVCO LIMITED(7),(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$-	0.0%
QUEST JVCO LIMITED LOAN NOTES(7),(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
Total Leisure Facilities									$750,000	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$430,010	0.3%
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	68,814	0.1%
Total Packaged Foods & Meats									$1,159,943	$498,824	0.4%
Total Equity Investments - Common Stock									$6,179,944	$4,459,016	3.3%

Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings	Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive									$75,396	$226,187	0.2%

Diversified Support Services
Sayres and Associates (Vikings35)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	$806,431	$1,494,330	1.1%
Total Diversified Support Services									$806,431	$1,494,330	1.1%

Industrial Machinery
Diamond Blade Warehouse(7),(8)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,808,344	1.3%
Total Industrial Machinery									$2,325,000	$1,808,344	1.3%

Leisure Products
Aqua Leisure Recreational(10)	Preferred Stock	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,121,763	$2,125,354	$-	0.0%
Aqua Leisure Recreational(10)	Preferred Stock 2	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Total Leisure Products									$2,281,604	$-	0.0%
Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$215,006	0.2%
Total Packaged Foods & Meats									$500,000	$215,006	0.2%
Total Equity Investments - Preferred Stock									$5,988,431	$3,743,867	2.8%

Total Equity Investments									$12,168,375	$8,202,883	6.1%

Short-Term Investments
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.74000%	N/A	11/4/2025, 12/12/2025, 12/19/2025	1/2/2026	72,600,000	$72,592,569	$72,592,569	52.8%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.59000%	N/A	12/23/2025	1/6/2026	18,750,000	18,740,786	18,740,786	13.6%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.52000%	N/A	12/31/2025	1/13/2026	14,000,000	13,983,805	13,983,805	10.2%
Total Short-Term Investments									$105,317,160	$105,317,160	76.6%

Money Market Funds
US Bank Money Market Fund	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	$4,134	$4,134	0.0%
Total Money Market Funds									$4,134	$4,134	0.0%
Total Investments									$250,655,516	$217,267,721	158.2%

Liabilities in Excess of Other Assets										(79,890,527)	(58.2)%
Net Assets										$137,377,194	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $8,202,883 at fair value and represented 6.1% of the Company’s net assets.

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

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Muzinich & Co., Inc. (“Muzinich & Co). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into separate subscription agreements with investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor makes a capital commitment to purchase shares of common stock pursuant to a subscription agreement with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of ten business days’ prior notice to the investors.

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

In December 2023, the Company established a wholly owned subsidiary named Muzinich BDC Holdings, LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Fiscal Year-End

The Company’s fiscal year ends on December 31.

2. Summary of Significant Accounting Policies

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

Use of Estimates

U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of increases and decreases in net assets from operations during the reported periods. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of the periods presented; however, macroeconomic, geopolitical and other events may have an impact on the global economy generally, and the Company’s business in particular, making any estimates and assumptions as of such dates inherently less certain than they would be absent the current and potential impacts of such circumstances. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash and money market funds. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of December 31, 2025 and 2024, the Company’s cash balances totaled $3,605,909 and $5,130,685, respectively.

The Company separately presents investments U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in non-controlled/non-affiliated investments.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs are recorded as a reduction to paid-in capital. For the years ended December 31, 2025, 2024, and 2023, the Company did not incur further offering costs.

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

With respect to investments for which market quotations are not readily available, the Adviser determines the fair value of such investments in good faith. Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination in accordance with valuation procedures approved by the Board of Directors, which include a multi-step valuation process performed each quarter (or more frequently, as appropriate) as described below:

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

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain payment-in-kind, or “PIK,” interest provisions. PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a RIC for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Identification of Non-Accrual Investments

The Company places a debt investment on non-accrual status when it is determined that the collection of interest is not probable or when the investment is 90 days or more past due as to principal or interest, unless the investment is both well secured and in the process of collection. In addition, the Company may place an investment on non-accrual status earlier if, in the judgment of management and the Board of Directors, the investment has experienced credit deterioration such that the full collection of contractual principal or interest is no longer probable.

When an investment is placed on non-accrual status:

●	Accrued but unpaid interest is reversed against current period interest income.

●	The Company ceases to accrue interest income on the investment.

●	Cash interest payments received, if any, are applied as a reduction of the investment’s amortized cost basis unless management believes collection of principal is probable, in which case cash received may be recognized as interest income on a cash basis.

●	Original issue discount (“OID”) and PIK interest are no longer accrued.

An investment is restored to accrual status when past due principal and interest are brought current and, in management’s judgment, future principal and interest payments are reasonably assured.

Investments on non-accrual status continue to be valued at fair value in accordance with the Company’s valuation policy. The fair value of non-accrual investments may reflect:

●	deterioration in the borrower’s operating performance;

●	changes in market yield assumptions;

●	collateral coverage and enterprise value considerations; and

●	recovery expectations.

Non-accrual status does not, by itself, result in a realized loss. Any changes in fair value are reflected as unrealized appreciation or depreciation in the Consolidated Statement of Operations.

As of December 31, 2025, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Year Ended 12/31/2025)
Midwest Trading Group Acquisition, LLC	First Lien Term Loan	$15,483,344	$-	3 Month SOFR USD + 8.75%	$1,031,585
Quest Bidco (GoApe) LLC	Delayed Draw Term Loan	$18,001,493	$10,766,502	3 Month SOFR USD + 9.00%	$1,200,289
Quest Bidco (GoApe) LLC	First Lien Term Loan	$20,825	$12,400	-	$532
Aqua Leisure Recreational	Term Loan B-1	$24,608,323	$17,317,497	-	$630,589
Aqua Leisure Recreational	Term Loan B-2	$343,750	$393,494	-	$-

Interest income foregone represents the amount of interest income that would have been recognized during the year ended December 31, 2025 had such investments remained on accrual status, based on contractual rates in effect during the period.

As of December 31, 2025:

●	Non-accrual investments had an aggregate amortized cost of $58.5 million and an aggregate fair value of $28.5 million.

●	Non-accrual investments represented 23.3% and 13.1% of total investments at amortized cost and fair value, respectively.

●	The Company did not recognize any cash interest income on a non-accrual basis during the year ended December 31, 2025.

As of December 31, 2024, the Company had no investments on non-accrual status.

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

Correction of Prior Period Presentation

In the current year, the Company has separately presented Interest Receivables on the Consolidated Statements of Assets and Liabilities and Consolidated Statement of Cash Flows that was previously recorded within Interest and Other in the consolidated financial statements. Additionally, the Company has separately presented Payment in Kind Interest on the Consolidated Statements of Operations and Consolidated Statement of Cash Flows that was previously recorded within Interest Income on the Consolidated Statement of Operations and within Net Accretion of Discounts and Amortization of Premium on Investments on the Consolidated Statement of Cash Flows. The Company also corrected this presentation for 2023 and 2024, respectively.

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

The Company operates under one operating segment and reporting unit, investment management. The CODM is the Chief Executive Officer of the Company, who is responsible for determining the Company’s investment strategy, capital allocation, expense structure, and significant transactions impacting the Company. The operating expenses as disclosed in the Consolidated Statements of Operations represent the significant expense categories that are provided to the CODM. Key metrics considered by the CODM in making decisions on the allocation of invested capital include, but are not limited to, net investment income and net increase in net assets resulting from operations that are reported on the Consolidated Statements of Operations, fair value of investments as disclosed on the Consolidated Schedules of Investments, as well as distributions made to the Company’s stockholders.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis, with the option to apply retrospectively. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company’s adoption of ASU 2023-09 did not have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently assessing the impact of this guidance; however, the Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

3. Income Taxes

Taxation as a RIC

The Company has elected to be treated and intends to qualify annually to be treated for U.S. federal income tax purposes as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) at least annually to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

To qualify as a RIC under subchapter M of the Code, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company generally must distribute to its stockholders on a timely basis each taxable year at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its net ordinary taxable income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

The Company generally is subject to a nondeductible 4% U.S. federal excise tax if it does not distribute to its stockholders in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its net ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (iii) certain undistributed amounts from previous years on which the Company paid no U.S. federal income tax. The Company, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay a 4% nondeductible U.S. federal excise tax on this income.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. The Company’s federal tax years 2021, 2022, 2023, 2024, and 2025 remain subject to examination by the Internal Revenue Service and the State of Delaware.

In December 2023, the Company established the Subsidiary to hold equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the year ended December 31, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041
November 7, 2025(1)	November 19, 2025	$47.58	$8,046,354
December 29, 2025	January 16, 2026	$28.89	$4,884,481

(1)

Of the total distribution paid, as of December 31, 2025, $6,353,433 was estimated to represent a return of capital; the final determination as to such value will be made at a later date for tax reporting purposes.

During the year ended December 31, 2024, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709
November 7, 2024	November 21, 2024	$23.14	$3,912,996
December 27, 2024	January 9, 2025	$21.22	$3,588,322

During the year ended December 31, 2023, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568
November 7, 2023	November 17, 2023	$23.41	$3,958,653
December 21, 2023	December 28, 2023	$30.93	$5,230,293

The tax character of distributions paid during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Distributions paid from:
Ordinary Income	$15,342,750	$17,238,151	$15,259,046
Return of Capital	6,353,433	-	-
Total Distributions Paid	$21,696,183	$17,238,151	$15,259,046

Components of net assets, tax costs, and the tax status of distributions are determined at year-end. As of December 31, 2025 and December 31, 2024, the Company’s components of total distributable (accumulated) earnings (losses) on a tax basis were as follows:

	Year Ended December 31,
	2025	2024
Undistributed Ordinary Income—net	$-	$451,238

Total Undistributed Earnings	$-	451,238
Capital Loss Carryforward
Perpetual Long-Term	$(7,737)	$(139,264)
Perpetual Short-Term	(100,075)	(100,072)
Timing Differences (Organizational Costs/Other)	(2,330,203)	(290,534)
Unrealized Earnings (Losses)—net	(33,430,681)	(7,668,775)
Total Distributable (Accumulated) Earnings (Losses)	$(35,868,696)	$(7,747,407)

As of December 31, 2025 and December 31, 2024, the cost of investments for the Company for tax purposes was $250,694,268 and $291,854,621, respectively. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2025, and December 31, 2024 is presented as follows:

	Year Ended December 31,
	2025	2024
Tax cost	$250,694,268	$291,854,621
Gross unrealized appreciation on investments	3,727,698	2,320,278
Gross unrealized depreciation on investments	(37,158,379)	(10,031,629)
Total investments at fair value	$217,263,587	$284,185,845

The difference between U.S. GAAP basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

The difference between the Company’s U.S. GAAP basis total distributable earnings and its tax basis total distributable earnings as of December 31, 2025 and 2024 was primarily due to reclassification of a non-deductible excise tax and other non-deductible fund expenses to additional paid-in capital. For the years ended December 31, 2025 and 2024, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Additional paid-in capital	$11,462	$2,580,824
Total distributable earnings	$11,462	$2,580,824

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

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. For the years ended December 31, 2025, 2024, and 2023, the Company incurred Management Fees of $1,570,999, $1,729,711, and $1,508,828, respectively.

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

To calculate the size of the Incentive Fee, the Company will refer to (1) the amounts and timing of stockholders’ capital contributions to the Company and (2) the amounts and timing of the Company’s distributions, and will analyze those contributions and distributions under the Incentive Fee Calculation Methodology. The Incentive Fee will equal the total amount of distributions that would be made to the Adviser under paragraphs (c) and (d) of the Incentive Fee Calculation Methodology described below.

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

For the years ended December 31, 2025, 2024, and 2023, the Company did not incur Incentive Fees.

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

Reimbursement of Certain Expenses

During the years ended December 31, 2025, 2024, and 2023, Muzinich & Co. paid, on behalf of the Company, certain operating costs that have been recorded by the Company. The Company will reimburse Muzinich & Co. for the costs paid on the Company’s behalf. As of December 31, 2025, 2024, and 2023, the total costs reimbursable to Muzinich & Co. were $8,752, $1,608, and $25,685 respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of December 31, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

As of December 31, 2024, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

As of December 31, 2023, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, approximately 63.4% of outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, approximately 1.1% of outstanding shares of the Company.

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

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company. For the year ended December 31, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value as of December 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2025	Interest Income
Midwest Trading Group Acquisition, LLC First Lien Term Loan	$15,662,726	$15,207,254	$-	$(18,811)	$167,942	$-	$(15,394,007)	$-	$1,020,365
Diamond Blade Warehouse First Lien Term Loan	$11,855,005	$11,787,557	$-	$-	$353,605	$-	$(150,724)	$11,990,438	$1,743,308
Quest Bidco (GoApe) LLC Delayed Draw Term Loan	$18,081,960	$12,119,884	$1,976,500	$(136,366)	$1,001,530	$-	$(4,467,778)	$10,766,502	$1,115,915
Quest Bidco (GoApe) LLC First Lien Term Loan	$20,825	$16,423	$-	$-	$514	$-	$(4,537)	$12,400	$-
Total						$-	$(20,017,046)	$22,769,340	$3,879,588

Equity Investments - Common Stock	Shares as of December 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1 Common Stock	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3 Common Stock	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C Common Stock	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A Common Stock	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED LOAN NOTES – Common Stock	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(341,014)	$-	$-

Equity Investments - Preferred Stock	Shares as of December 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2025	Dividend Income
Diamond Blade Warehouse Preferred Stock - Class A	1,095,044	$2,002,864	$-	$-	$-	$(194,520)	$1,808,344	$-
Total					$-	$(194,520)	$1,808,344	$-

Total Affiliates	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of December 31, 2025
	$3,879,588	$-	$(20,552,580)	$24,577,684

During the year ended December 31, 2024, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value as of December 31, 2024	Fair Value as of December 31, 2023	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2024	Interest Income
Midwest Trading Group Acquisition, LLC Term Loan	$15,501,396	$15,313,821	$-	$150,000	$561,301	$-	$(517,868)	$15,507,254	$2,167,387
Diamond Blade Warehouse Term Loan	$11,533,745	$11,098,500	$-	$-	$226,077	$-	$462,980	$11,787,557	$1,599,801
Quest Bidco Term Loan	$14,989,044	$10,317,226	$1,573,500	$55,000	$1,431,322	$-	$(1,147,164)	$12,119,884	$1,846,938
Quest Bidco Term Loan	$20,311	$-	$19,385	$-	$926	$-	$(3,888)	$16,423	$-
Total						$-	$(1,205,940)	$39,431,118	$5,614,126

Equity Investments - Common Stock	Shares as of December 31, 2024	Fair Value as of December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2024	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1 Common Stock	500	$540,138	$-	$-	$-	$(199,123)	$341,014	$-
Midwest Trading Group Acquisition, LLC Class A-3 Common Stock	400	$-	$400,000	$-	$-	$(400,000)	$-	$-
Midwest Trading Group Acquisition, LLC Class C Common Stock	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A Common Stock	638245	$20,474	$-	$-	$-	$(20,474)	$-	$-
QUEST JVCO LIMITED - Loan Notes	111755	$3,585	$-	$-	$-	$(3,585)	$-	$-
Total					$-	$(623,182)	$341,014	$-

Equity Investments - Preferred Stock	Shares as of December 31, 2024	Fair Value as of December 31, 2023	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of December 31, 2024	Dividend Income
Diamond Blade Warehouse	1,095,044	$3,250,000	$-	$-	$-	$(1,247,136)	$2,002,864	$-
Total					$-	$(1,247,136)	$2,002,864	$-

5. Commitments and Contingencies

As of December 31, 2025, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

As of December 31, 2024, the Company had the following unfunded commitments to provide debt financing to its portfolio companies:

	Expiration Date	As of December 31, 2024
Quest Bidco (GoApe) LLC Delayed Draw Term Loan	5/9/2027	426,500
Total unfunded commitments		$426,500

As of December 31, 2025 and 2024, there were no outstanding capital calls or draw requests made by the Company’s portfolio companies. Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of December 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Instruments	$133,165,847	$103,743,544	$143,426,913	$139,921,361
Equity Investments – Common Stock	6,179,944	4,459,016	6,020,001	3,957,055
Equity Investments – Preferred Stock	5,988,431	3,743,867	5,756,785	3,656,818
Short-Term Investments	105,317,160	105,317,160	136,650,611	136,650,611
Total Investments	$250,651,382	$217,263,587	$291,854,310	$284,185,845

100% of the Company’s investments as of both December 31, 2025 and December 31, 2024 were within the United States. The industry composition of the Company’s investments based on fair value, as a percentage of net assets, as of December 31, 2025 and December 31, 2024 was as follows (excluding short-term investments):

	December 31, 2025	December 31, 2024
Leisure Products	12.9%	12.0%
Packaged Foods & Meats	12.8%	9.7%
Automotive	11.5%	8.9%
Commercial Building Products	10.6%	8.1%
Industrial Machinery	10.0%	8.0%
IT Consulting	9.6%	8.8%
Leisure Facilities	7.8%	7.1%
Apparel, Accessories & Luxury Goods	5.2%	4.2%
Diversified Support Services	1.1%	10.0%
Computer & Electronics Retail	0.0%	9.1%
Total	81.5%	85.9%

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

The following tables present the fair value hierarchy of the Company’s investments as of December 31, 2025 and December 31, 2024:

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$103,743,544	$103,743,544
Equity Investments – Common Stock	-	-	4,459,016	4,459,016
Equity Investments – Preferred Stock	-	-	3,743,867	3,743,867
Money Market Fund	4,134	-	-	4,134
Short-Term Investments	-	105,317,160	-	105,317,160
Total	$4,134	$105,317,160	$111,946,427	$217,267,721

	Fair Value Hierarchy as of December 31, 2024
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Instruments	$-	$-	$139,921,361	$139,921,361
Equity Investments – Common Stock	-	-	3,957,055	3,957,055
Equity Investments – Preferred Stock	-	-	3,656,818	3,656,818
Short-Term Investments	-	136,650,611	-	136,650,611
Total	$-	$136,650,611	$147,535,234	$284,185,845

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the years ended December 31, 2025 and 2024:

	For the year ended	For the year ended
	December 31,	December 31,
Senior Secured Loan Debt Instruments	2025	2024
Fair value, beginning of year	$139,921,361	$139,554,926
Purchases of investments	2,320,250	7,855,785
Proceeds from principal pre-payments and sales of investments	(18,428,318)	(11,042,929)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(25,916,750)	(2,753,879)
Net accretion of discount on investments	5,847,001	6,307,458
Transfers into (out of) Level 3	-	-
Fair value, end of year	$103,743,544	$139,921,361

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Common Stock	2025	2024
Fair value, beginning of year	$3,957,055	$5,998,844
Purchases of investments	159,943	400,000
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	342,018	(2,441,789)
Net accretion of discount on investments	-	-
Transfers into (out of) Level 3	-	-
Fair value, end of year	$4,459,016	$3,957,055

	For the year ended	For the year ended
	December 31,	December 31,
Equity Investments - Preferred Stock	2025	2024
Fair value, beginning of year	$3,656,818	$6,356,894
Purchases of investments	231,646	268,083
Proceeds from sales of investments	(55,201)	(2,689,475)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(144,599)	(2,218,470)
Net accretion of discount on investments	55,203	1,939,786
Transfers into (out of) Level 3	-	-
Fair value, end of year	$3,743,867	$3,656,818

The following table presents the net change in unrealized appreciation (depreciation) for the period relating to the Company’s Level 3 assets that were still held by the Company as of December 31, 2025 and 2024:

Net Change in Unrealized Appreciation/(Depreciation)	For the year ended December 31, 2025	For the year ended December 31, 2024
Senior Secured Loan Debt Instruments	$(25,589,843)	$(2,753,879)
Equity Investments - Common Stock	342,018	(2,441,789)
Equity Investments - Preferred Stock	(144,599)	(2,218,470)
Total	$(25,392,424)	$(7,414,138)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of December 31, 2025 and December 31, 2024. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$103,743,544	Discounted cash flow	Discount rate	4.24% - 31.47%	13.05%
Equity Investments - Common Stock	$4,459,016	Market approach	EBITDA multiples	3.53x - 6.94x	5.64x
Equity Investments - Preferred Stock	$3,743,867	Market approach	EBITDA multiples	6.43x - 6.80x	7.22x
Total	$111,946,427

	Fair Value as of December 31, 2024	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Instruments	$139,921,361	Discounted cash flow	Discount rate	5.80% - 17.33%	9.05%
Equity Investments - Common Stock	$3,957,055	Market approach	EBITDA multiples	3.82x - 7.73x	6.20x
Equity Investments - Preferred Stock	$3,656,818	Market approach	EBITDA multiples	5.62x - 13.19x	7.15x
Total	$147,535,234

8. Net Assets

Common Stock Issuances

During the year ended December 31, 2025, the Company had no common stock issuances.

During the year ended December 31, 2024, the Company had no common stock issuances.

During the year ended December 31, 2023, the Company had the following common stock issuances:

Date	Shares issued and sold	Aggregate purchase price
February 28, 2023	39,316.9	$42,000,000
June 26, 2023	12,927.1	$14,000,000
August 22, 2023	19,535.9	$21,000,000

Distributions

During the year ended December 31, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041
November 7, 2025(1)	November 19, 2025	$47.58	$8,046,354
December 29, 2025	January 16, 2026	$28.89	$4,884,481

(1)

Of the total distribution paid, as of December 31, 2025, $6,353,433 was estimated to represent a return of capital; the final determination as to such value will be made at a later date for tax reporting purposes.

During the year ended December 31, 2024, the Company declared the following distributions.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 9, 2024	May 20, 2024	$32.23	$5,450,124
August 8, 2024	August 19, 2024	$25.35	$4,286,709
November 7, 2024	November 21, 2024	$23.14	$3,912,996
December 27, 2024	January 9, 2025	$21.22	$3,588,322

During the year ended December 31, 2023, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 11, 2023	May 19, 2023	$18.11	$2,474,532
August 8, 2023	August 18, 2023	$24.04	$3,595,568
November 7, 2023	November 17, 2023	$23.41	$3,958,653
December 21, 2023	December 28, 2023	$30.93	$5,230,293

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2025 and 2024, the Company’s asset coverage ratio was 276% and 252%, respectively.

On December 14, 2020, the Company entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement” and the facility provided under the Loan Agreement, the “Credit Facility”). The maximum financing available under the Loan Agreement from time to time (the “Maximum Commitment Financing”) is $115,000,000. Amounts borrowed under the Loan Agreement may be used to acquire portfolio investments, subject to the collateral posting and other requirements under the Loan Agreement.

The Credit Facility accrued interest at a rate per annum equal to (i) the Overnight Bank Funding Rate plus an applicable margin of 0.45% with respect to borrowings that use U.S. Treasury securities as collateral, and (ii) 1-month SOFR plus an applicable margin of 1.20%, with respect to borrowings supported by other permitted collateral. BNP had the right to modify these interest rates upon 29 days’ prior notice.

BNP may terminate the Loan Agreement and/or require amounts outstanding under the Loan Agreement to be repaid on at least 29 days’ prior notice. Furthermore, amounts outstanding under the Loan Agreement can be declared due and payable upon certain defaults and termination events specified thereunder. Effective July 1, 2025, the Company’s borrowings under the Loan Agreement were paid down to $0.

As of and for the years ended December 31, 2025, 2024, and 2023, Credit Facility activity was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Outstanding balance as of year-end	$77,850,000	$113,211,457	$89,000,000
Average balance during the period when in use	$67,727,780	$50,990,741	$47,463,847
Average interest rate during the period when in use	4.58%	5.43%	5.40%
Interest expenses incurred during the period	$980,444	$1,087,473	$741,447

As of December 31, 2025 and December 31, 2024, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. As of December 31, 2025, 2024 and 2023, there were no dilutive shares outstanding.

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Net increase (decrease) in net assets resulting from operations	$(12,767,077)	$11,907,134	$13,717,430
Weighted average common shares of common stock outstanding – basic and diluted	169,101.0	169,101.0	144,149.9
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(75.49)	$70.41	$95.16

11. Consolidated Financial Highlights

The following per common share data has been derived from information provided in the financial statements. The following is a schedule of financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, and 2021:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Per Common Share Operating Performance
Net Asset Value, Beginning of Year	$1,016.20	$1,047.73	$1,045.12	$1,070.38	$995.02

Results of Operations:
Net Investment Income (Loss)(1)	76.59	114.26	106.63	93.17	73.90
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(152.08)	(43.85)	(7.53)	(18.33)	58.70
Net Increase (Decrease) in Net Assets Resulting from Operations	(75.49)	70.41	99.10	74.84	132.60

Distributions to Common Stockholders
Distributions from Net Investment Income	(90.74)	(101.94)	(96.49)	(100.10)	(57.24)
Return of Capital	(37.57)	-	-	-	-
Decrease in Net Assets Resulting from Distributions	(128.31)	(101.94)	(96.49)	(100.10)	(57.24)

Net Asset Value, End of Year	$812.40	$1,016.20	$1,047.73	$1,045.12	$1,070.38

Shares Outstanding, End of Year	169,101.0	169,101.0	169,101.0	97,322.4	91,894.6

Ratio/Supplemental Data
Net assets, end of period	$137,377,194	$171,840,454	$177,171,471	$101,713,087	$98,362,398
Weighted-average shares outstanding(2)	169,101.0	169,101.0	144,149.9	93,500.7	59,029.9
Total Return(3)	-7.71%	6.88%	9.63%	7.13%	13.48%
Portfolio turnover	1.97%	5.77%	7.24%	2.82%	2.91%
Ratio of total expenses to average net assets with reimbursement	2.55%	2.54%	2.33%	N/A	N/A
Ratio of total expenses to average net assets without reimbursement	2.55%	2.54%	2.68%	2.34%	2.51%
Ratio of net investment income (loss) to average net assets	8.03%	10.95%	10.03%	N/A	N/A
Asset coverage ratio	276.46%	251.79%	299.07%	N/A	N/A

(1)	The per common share data was derived using weighted average shares outstanding.
(2)	Calculated for the years ended December 31, 2025, 2024, 2023, 2022, and 2021, respectively.
(3)	Total return is based upon the change in NAV per share between the opening and ending NAVs per share and the issuance of common stock in the respective year, and reflects reinvestment of any distributions to common stockholders. Total return does not include a sales load.

12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of December 31, 2025, except as disclosed below.

Credit Facility

Effective January 6, 2026, the Company’s borrowings under the Credit Facility were paid down to $0.

As of March 27, 2026, the Company’s borrowings under the Credit Facility were $80,250,000. The proceeds were used to purchase U.S. Treasury Bills.

Investment Activity

On January 12, 2026, the Company executed an amendment to the Quest BidCo (GoApe) LLC delayed draw term loan (“DDTL”) investment, raising the amount available for drawdown from $2,600,000 to $3,600,000. The capacity available for drawdown under the DDTL was further amended to increase such amount from $3,600,000 to $4,600,000 on February 2, 2026. The Company made additional add-on investments under the DDTL of $175,000, $175,000, $700,000, and $450,000 on January 13, 2026, January 21, 2026, February 3, 2026 and March 17, 2026, respectively.

On March 6, 2026, Viking35 Equity (Sayres) announced the purchase of the Company’s 806,431 Viking35 Equity (Sayres) preferred units. The transaction provides for aggregate consideration of approximately $1,850,000, payable in two installments. The first installment of $848,933 was received on March 12, 2026, in exchange for 403,216 Viking35 Equity (Sayres) preferred units. The remaining preferred units are expected to be redeemed in connection with the second installment, which is anticipated to occur after six months.

Leadership Transition

On March 23, 2026, each of Jeffrey Youle, President and Chief Executive Officer of the Company, and Paul Fehre, Chief Financial Officer and Treasurer of the Company, informed the Board that they were stepping down as President and Chief Executive Officer and Chief Financial Officer and Treasurer of the Company, respectively, effective April 1, 2026. Neither Mr. Youle nor Mr. Fehre expressed any disagreement on any matter relating to the Company’s operations, policies or practices. Both of Messrs. Youle and Fehre will continue to serve as members of the Board and as a Senior Adviser and Chief Operating Officer of Muzinich & Co., respectively, and Mr. Fehre will continue to serve as Chairperson of the Board.

Also on March 23, 2026, the Board approved resolutions effectuating a leadership transition plan for the Company. The Board appointed Cheryl Rivkin, the Secretary of the Company, to succeed Mr. Youle as Chief Executive Officer of the Company, effective April 1, 2026. In connection with the foregoing, Ms. Rivkin resigned from her position as Secretary of the Company, effective April 1, 2026. In addition, the Board appointed Jens Ernberg, Co-Head of U.S. Private Debt at Muzinich & Co., to succeed Mr. Youle as President of the Company; Rocco DelGuercio, Director of Finance for Private Debt at Muzinich & Co., to succeed Mr. Fehre as Chief Financial Officer and Treasurer of the Company; and Susan Cohen, a Manager on the Client Services Team at Muzinich & Co., to succeed Ms. Rivkin as Secretary of the Company, each effective April 1, 2026.

There is no arrangement or understanding between any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen and the Company or any other person or entity pursuant to which any of them were appointed to their respective positions, and there are no current or proposed transactions between the Company and any of Ms. Rivkin, Mr. Ernberg, Mr. DelGuercio, or Ms. Cohen, or any of their respective immediate family members, that would require disclosure under Item 404(a) of Regulation S-K.

For more information regarding the foregoing appointments, reference is made to the Current Report on Form 8-K filed by the Company on March 25, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and other procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

The Company previously concluded, erroneously, that it qualified as a “smaller reporting company” under the JOBS Act and, pursuant to such conclusion, excluded the third year of financial statements for the fiscal year ended December 31, 2023 from our Consolidated Statements of Operations, Consolidated Statements of Changes in Net Assets, and Consolidated Statements of Cash Flows in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 28, 2025. As a result, as of December 31, 2025 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), and determined that they could not conclude that such controls and procedures were effective. Our management is not aware of any other errors relating to the Company’s disclosure controls and procedures, and has taken steps to correct the error in this Annual Report on Form 10-K, and to ensure that this error will not be repeated in future filings.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon the criteria in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Due to our status as an “emerging growth company” under the JOBS Act, we were not required to obtain an attestation report from our independent registered public accounting firm on our internal control over financial reporting as of December 31, 2025.

(c) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during our most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a) None.

(b) During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

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

The address for each director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding the Board is as follows:

Name	Age	Position(s) held with the Company	Length of Time Served	Expiration of Term
Independent Directors
Kathleen T. Barr	70	Director	Director since 2019	2026
Eric W. Falkeis	52	Director	Director since 2019	2027
Steven J. Paggioli	75	Director	Director since 2019	2028
Interested Directors
Paul Fehre	63	Director, Chairperson of the Board, Chief Financial Officer and Treasurer	Officer since 2019 and director since 2020	2027
Jeffrey Youle	66	Director, Chief Executive Officer and President	Director and officer since 2020	2028

Executive Officers who are not Directors

The address for each executive officer who is not a director is c/o Muzinich BDC, Inc., 450 Park Avenue, New York, New York 10022. Information regarding our executive officers who are not directors is as follows:

Name	Age	Position(s)	Officer Since
Cheryl Rivkin	56	Secretary	2019

Biographical Information

Directors

Our Board of Directors is divided into two groups—interested directors and the Independent Directors. Interested directors are “interested persons” of the Company, as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

Jeffrey Youle. Mr. Youle was appointed as our Chief Executive Officer and President in March 2020. Mr. Youle is Muzinich & Co.’s Co-Head of U.S. Private Debt and has over 30 years of experience in originating, structuring and investing in private debt and equity of middle market companies. In addition to his positions with the Company and Muzinich & Co., Mr. Youle currently serves on the board of Muzinich Corporate Lending Income Fund, Inc. and serves as the Chief Executive Officer of that company, positions he has held since July 2023. Prior to joining Muzinich & Co., he was a Managing General Partner of Global Leveraged Capital Management LLC, a firm he co-founded in 2005, and grew capital under management to $1.1 billion, at its peak. Previously, he held a number of senior management positions during his 17 years with BNP Paribas, including Head of US Corporate Investment Banking and Executive Committee member, Head of North America Acquisition Finance & Loan Structuring, and Head of NY Merchant Banking, amongst others. Mr. Youle received his B.A. in Economics from Albion College and his M.B.A. in Finance from The University of Michigan. We believe Mr. Youle’s significant experience with investments in the private debt and equity of middle market companies brings important and valuable skills to our Board.

Paul Fehre. Mr. Fehre was appointed as our Chief Financial Officer and Treasurer in August 2019. In March 2020, Mr. Fehre was appointed Interim Chairperson of the Board and was appointed Chairperson of the Board in March 2021. Mr. Fehre currently serves on the Board of Directors of Muzinich & Co. and as its Chief Operating Officer, as well as the Chairperson of the Board, Chief Financial Officer and Treasurer of Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich & Co. in 2014, Mr. Fehre was Managing Director and Head of Investment Operations for New York Life Investment Management, where he spent 10 years leading the operations, technology delivery, marketing, client services, administration, and financial functions supporting the Fixed Income Investors division of the firm. Previously, he managed product and project management functions to support the Investor Services division at J.P. Morgan Chase. He also managed the corporate treasury and investment accounting functions at CNA Financial. Mr. Fehre earned a B.S. in Finance and Accounting at Rider University. He holds the Chartered Financial Analyst designation. We believe that Mr. Fehre’s significant operational, accounting and managerial experience brings important and valuable skills to our Board.

Independent Directors

Kathleen T. Barr. Ms. Barr has substantial registered investment company experience, including her role as former Chair and current member of the Governing Council for the Independent Directors Council and a member of the Investment Company Institute Board of Governors. She has executive experience as the former owner of a registered investment adviser (Productive Capital Management, Inc.), the Chief Administrative Officer, Senior Vice President and Senior Managing Director of Allegiant Asset Management Company (merged with PNC Capital Advisers LLC in 2009), and the Chief Administrative Officer, Chief Compliance Officer and Senior Vice President of PNC Funds and PNC Advantage Funds (f/k/a Allegiant Funds). Ms. Barr also currently serves on the board of Muzinich Corporate Lending Income Fund, Inc. and serves as chair of the boards of William Blair Funds and Professionally Managed Portfolios. Ms. Barr holds a B.A. in Business Administration from the University of Pittsburgh. We believe Ms. Barr’s significant experience with the leadership and management of registered investment companies like us brings important and valuable skills to our Board.

Eric W. Falkeis. Mr. Falkeis has substantial experience with registered investment companies and with financial, accounting, investment, and regulatory matters. He previously served as Senior Vice President and Chief Financial Officer, as well as in other roles, at U.S. Bancorp Fund Services, LLC, a full-service provider to registered investment companies and alternative investment products. Mr. Falkeis currently serves as Chief Operating Officer and Co-Founder of Tidal Financial Group (2023 to present), having previously served as its Chief Growth Officer (2022 to 2023), and as Chief Executive Officer of Tidal ETF Services LLC (2018 to present). He has extensive experience consulting with investment advisers on the legal structure, distribution strategy, marketing, and distribution of investment companies. Mr. Falkeis also has significant managerial, operational, and risk oversight experience through his prior service as President, Chief Operating Officer, and Trustee of the Direxion Funds and Direxion Exchange-Traded Funds (2013 to 2018). He currently serves on the board of directors of Muzinich Corporate Lending Income Fund, Inc., and Professionally Managed Portfolios and serves as an interested Trustee and Chairman of Tidal Trust I, II, III, IV, and V. Mr. Falkeis holds a Bachelor of Science degree in Accounting from Marquette University and is a Certified Public Accountant. We believe that Mr. Falkeis’ extensive experience in the financial services industry provides valuable expertise and perspective to our Board.

Steven J. Paggioli. Mr. Paggioli has substantial experience in the investment company and investment advisory industries and currently serves as an independent consultant on investment company and investment advisory matters. He previously held a number of senior positions with investment company and investment advisory organizations and related businesses, including serving as Executive Vice President, Director, and Principal of The Wadsworth Group, a provider of fund administration, distribution, transfer agency, and accounting services, from 1986 to 2001. Mr. Paggioli has also served on the boards of several investment management companies and advisory firms, as well as on various industry association and self-regulatory committees, and formerly served on the staff of the Securities and Exchange Commission. In addition to his role as a director of the Company, Mr. Paggioli currently serves on the boards of Muzinich Corporate Lending Income Fund, Inc. and Professionally Managed Portfolios. He previously served as a Trustee of AMG Funds and as a member of the Board of Governors of the Investment Company Institute and the Governing Council of the Independent Directors Council. Mr. Paggioli holds a B.A. in Political Science from the University of Connecticut and a J.D. from the University of Connecticut School of Law. We believe that Mr. Paggioli’s extensive experience with investment companies and investment advisers provides valuable insight and expertise to our Board.

Executive Officers who are not Directors

Cheryl Rivkin. Ms. Rivkin was appointed as our Secretary in August 2019. Ms. Rivkin currently serves on the Board of Directors of Muzinich & Co. and also as its Chief Administrative Officer. She also serves as the Secretary of Muzinich Corporate Lending Income Fund, Inc. Prior to joining Muzinich & Co. in 2003, Ms. Rivkin was a Vice President at GSC Partners, a US and U.K.-based investment adviser specializing in corporate debt including distressed and mezzanine debt, as well as structured products. Previously, she served as a Director for distressed debt and equity hedge fund investment adviser, Morgens, Waterfall, Vintiadis & Co., Inc. Ms. Rivkin earned a B.A., magna cum laude and Phi Beta Kappa, from Mount Holyoke College where she was a Sarah Williston Scholar, and an M. Phil. in Modern Middle Eastern Studies from Oxford University where she was a Marshall Scholar focusing on development economics and oil policy.

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

Code of Ethics

We and the Adviser have jointly adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions, including transactions in securities that are held by us.. We have also adopted the SOX Code, which applies to the principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions, and, among other things, requires ethical and honest conduct and governs conflicts of interest. Personnel subject to each code of ethics may invest in securities for their personal investment accounts, so long as such investments are made in accordance with the applicable code’s requirements.

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

Compensation of Independent Directors

Each Independent Director is compensated with an annual fee of $60,000 for his or her services as one of our directors and as a member of the Audit Committee and Governance and Nominating Committee. The Chairperson of the Board and Committee Chairs may receive additional compensation for their services. The Independent Directors are also reimbursed for travel and other expenses incurred in connection with attending meetings. We may also pay the incidental costs of a director to attend training or other types of conferences relating to the BDC industry. The following table sets forth the compensation of our Independent Directors for the fiscal year ended December 31, 2025.

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

Compensation Committee Interlocks and Insider Participation Committee

During the fiscal year ended December 31, 2025, none of our executive officers served on the board (or a compensation committee thereof or other board committee performing equivalent functions) of any entities that had one or more executive officers serve on our compensation committee or on our Board. No executive officer or member of the Board participated in deliberations of the Board concerning executive officer compensation. No member of the Board had any relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

Currently, we do not compensate any of our executive officers, and as such we are not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 27, 2026, the beneficial ownership of each of our directors, executive officers, each person known to us to beneficially own 5% or more of our outstanding shares of common stock, and the executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Directors
Jeffrey Youle	291.4	0.17%
Paul Fehre	-	-
Independent Directors
Kathleen T. Barr	-	-
Eric W. Falkeis	-	-
Steven J. Paggioli	-	-
Executive Officers
Cheryl Rivkin	-	-
All executive officers and directors as a group (six persons)	291.4	0.17%
5% Holders
Muzinich US Private Debt, SCSp(3)	107,138.5	63.36%
FCCI Insurance Company(4)	40,379.7	23.88%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Based on a total of 169,101.0 shares of common stock issued and outstanding on March 27, 2026.

(3)	The address of Muzinich US Private Debt, SCSp is 47 Avenue J.F. Kennedy, Luxembourg, Luxembourg-L-1855.

(4)	The address of FCCI Insurance Company is 6300 University Parkway, Sarasota, Florida 34240.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of March 27, 2026.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
Jeffrey Youle	Over $100,000
Paul Fehre	None
Independent Directors
Kathleen T. Barr	None
Eric W. Falkeis	None
Steven J. Paggioli	None

(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.

(2)	Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

From time to time, Muzinich may, but is not obligated to, offer co-investment opportunities to stockholders and/or other third parties, which it may select in its sole discretion, either directly or through partnerships, joint ventures or other similar entities or arrangements. Any opportunity to participate in a co-investment will be subject to the Adviser’s allocation policy and applicable regulatory requirements. There is no guarantee that stockholders will be offered co-investment opportunities, and no stockholder has the right to participate in any co-investment opportunity. To the extent co-investment opportunities arise, co-investment opportunities may, and likely would, be offered to some and not other investors, in the sole discretion of the Adviser or its related persons and the Adviser has no obligation to offer a similar opportunity to any other investor. In determining to offer any co-investment opportunity in a specific investment, the Adviser will generally first determine the appropriate amount of such investment to be allocated to the Adviser’s clients, before allocating any portion of such portfolio investment to one or more co-investors.

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

Investment Management Agreement

We are a party to the Investment Management Agreement with our Adviser, pursuant to which we will pay our Adviser fees for investment management services consisting of the Management Fee and an Incentive Fee. This fee structure may create an incentive for our Adviser to invest in certain types of securities. Additionally, we rely on investment professionals from our Adviser to assist our Board of Directors with the valuation of our portfolio investments. During the fiscal years ended December 31, 2025 and 2024, the Adviser incurred $1,570,999 and $1,729,711, respectively, in fees payable under the Investment Management Agreement, the entirety of which were Management Fees.

Administration Agreement and Fund Accounting Agreement

We have entered into the Administration Agreement with U.S. Bank, pursuant to which the Administrator provides administrative and recordkeeping services necessary for us to operate. In addition, we have entered into the Fund Accounting Agreement with U.S. Bank, pursuant to which U.S. Bank provides accounting services with respect to us. We will reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively. During the fiscal years ended December 31, 2025 and 2024, the Administrator incurred $100,151 and $125,370, respectively, in fees payable under the Administration Agreement. In addition, during the fiscal years ended December 31, 2025 and 2024, U.S. Bank incurred $100,000 and $199,893, respectively, in fees payable under the Fund Accounting Agreement.

Placement Agent Agreement

We are party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the offering. The Placement Agent is an affiliate of the Adviser and these services are provided on a fee-free basis.

Our offshore capital raising activity was neither conducted nor supervised by the Placement Agent. The Placement Agent in effect outsourced to its European affiliates to ensure that the domestic and offshore offerings would be treated as needed for Securities Act regulatory purposes as wholly separate and distinct from one another.

Director Independence

Pursuant to Section 56 of the 1940 Act, a majority of a BDC’s board of directors must be comprised of persons who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the BDC or any of its affiliates.

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

Item 14. Principal Accounting Fees and Services

The Audit Committee and the Independent Directors of the Board of Directors have selected Deloitte & Touche LLP (“Deloitte”) to serve as our independent registered public accounting firm for the year ending December 31, 2026.

Deloitte has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in us or our affiliates. The following table shows the audit fees and non-audit related fees accrued or paid to Deloitte for professional services performed for our fiscal years ended December 31, 2025 and 2024:

Service:	For the year ended December 31, 2025	For the year ended December 31, 2024
Audit Fees(1)	$270,000	$340,000
Audit-Related Fees	-	-
Tax Fees(1)	36,868	77,742
All Other Fees	-	-
Total Fees:	$306,868	$417,742

(1)	During the fiscal years ended December 31, 2025 and 2024, Deloitte billed an aggregate of $36,868 and $77,742, respectively, in non-audit fees for services rendered to us.

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

Pre-Approval Policy: The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to ensure that the provision of such service does not impair the auditor’s independence.

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

PART IV

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
4.1	Form of Subscription Agreement(1)
4.2	Description of Securities(3)
10.1	Investment Management Agreement, dated August 7, 2019, by and between Muzinich BDC, Inc. and Muzinich BDC Adviser, LLC(1)
10.2.1	Administration Servicing Agreement, dated August 8, 2019, by and between Muzinich BDC, Inc. and U.S. Bancorp Fund Services, LLC(1)
10.2.2	First Amendment to Administration Servicing Agreement, dated August 3, 2022, by and between Muzinich BDC, Inc. and U.S. Bancorp Fund Services, LLC(4)
10.2.3	Second Amendment to Administration Servicing Agreement, dated August 8, 2023, by and between Muzinich BDC, Inc. and U.S. Bancorp Fund Services, LLC(5)
10.2.4	Third Amendment to Administration Agreement, dated March 6, 2024, by and between Muzinich BDC, Inc., Muzinich BDC Holdings, LLC, and U.S. Bancorp Fund Services, LLC(8)^
10.3	Fund Accounting Servicing Agreement, dated August 8, 2019, by and between Muzinich BDC, Inc. and U.S. Bancorp Fund Services, LLC(8)
10.4	Amended and Restated Custody Agreement, dated March 6, 2024, by and between Muzinich BDC, Inc., Muzinich BDC Holdings, LLC and U.S. Bank National Association(8)^

10.5	Form of Indemnification Agreement(1)
10.6.1	Amended and Restated Committed Facility Agreement, dated November 3, 2022, by and between Muzinich BDC, Inc. and BNP Paribas Prime Brokerage International Limited(6)
10.6.2	Amendment Agreement, dated March 11, 2021, by and between Muzinich BDC, Inc. and BNP Paribas Prime Brokerage International, Ltd.(8)
10.7	U.S. PB Agreement, dated December 14, 2020, by and between Muzinich BDC, Inc. and BNP Paribas Prime Brokerage International Limited, on behalf of itself and as agent for the BNPP Entities (as defined in the Agreement)(7)
10.8	Placement Agent Agreement, dated August 13, 2019, by and between Muzinich BDC, Inc. and Muzinich Capital LLC(8)
14.1	Code of Ethics(8)
19.1	Insider Trading Policies and Procedures(8)
21.1	List of Subsidiaries: Muzinich BDC Holdings, LLC
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
(3)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.
(4)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2022.
(5)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on August 10, 2023.
(6)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.
(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.
(8)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2025.

*	Filed herewith.
**	Furnished herewith.
^	Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: March 27, 2026	By:	/s/ Jeffrey Youle
		Name:	Jeffrey Youle
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2026	By:	/s/ Paul Fehre
		Name:	Paul Fehre
		Title:	Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 27, 2026.

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