Form 10-Q
period 2026-03-31
Muzinich BDC, Inc.
filed 2026-05-14
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of May 13, 2026.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $198,832,440 and $201,474,513, respectively)	$189,987,135	$192,685,903
Affiliated investments, at fair value (amortized cost of $50,759,093 and $49,176,869, respectively)	24,695,880	24,577,684
Cash and Cash Equivalents	5,198,100	3,605,909
Receivables:
Interest	27,986	27,969
Other assets	2,883	2,882
Total Assets	$219,911,984	$220,900,347

Liabilities:
Credit facility (Note 9)	80,250,000	77,850,000
Management fees payable	685,792	355,768
Distributions payable	-	4,884,481
Professional fees payable	336,801	323,412
Accrued other general and administrative expenses	208,629	109,492
Total Liabilities	$81,481,222	$83,523,153

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Common Shares, $0.001 par value; 500,000 shares authorized, 169,101.0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	169	169
Additional paid-in capital	173,245,721	173,245,721
Total distributable (accumulated) earnings/(losses)	(34,815,128)	(35,868,696)
Total Net Assets	$138,430,762	$137,377,194
Total Liabilities and Net Assets	$219,911,984	$220,900,347
Net Asset Value Per Share	$818.63	$812.40

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$2,173,379	$3,204,169
Income from payment-in-kind interest	768,605	812,473
Total investment income from non-controlled/non-affiliated investments and cash equivalents:	2,941,984	4,016,642
Investment income from affiliated investments:
Interest income	356,391	724,610
Income from payment-in-kind interest	74,248	738,737
Total investment income from affiliated investments:	430,639	1,463,347
Total Investment Income	3,372,623	5,479,989

Expenses:
Management fees	330,023	413,060
Professional fees	181,086	177,746
Directors’ fees and expenses	45,000	45,000
Interest expense	130,730	452,868
Other general and administrative expenses	111,494	111,618
Total Expenses	798,333	1,200,292
Net Investment Income	2,574,290	4,279,697
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	(56,695)	365,357
Affiliated investments	(1,464,027)	(214,418)
Total net change in unrealized appreciation/(depreciation) on investments	(1,520,722)	150,939
Net Increase/(Decrease) in Net Assets Resulting from Operations on investments	$1,053,568	$4,430,636
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$6.23	$26.20
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Net Increase/(Decrease) in Net Assets Resulting from Operations:
Net investment income	$2,574,290	$4,279,697
Total net change in unrealized appreciation/(depreciation)	(1,520,722)	150,939
Net Increase/(Decrease) in Net Assets Resulting from Operations	1,053,568	4,430,636

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	-	(450,654)
Decrease in Net Assets Resulting from Stockholder Distributions	-	(450,654)

Total Increase/(Decrease) in Net Assets	1,053,568	3,979,982
Net Assets, beginning of period	137,377,194	171,840,454
Net Assets, end of period	$138,430,762	$175,820,436
Net asset value per share	$818.63	$1,039.74
Common shares outstanding at the end of the period	169,101.0	169,101.0

Dividend distribution per share	$0.00	$2.67

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Cash Flows from Operating Activities:
Net increase/(decrease) in net assets resulting from operations	$1,053,568	$4,430,636
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	1,520,722	(150,939)
Net amortization of premium (accretion of discount)	(814,857)	(691,564)
Net income from payment-in-kind interest	(842,853)	(1,551,210)
Purchases and drawdowns of investments	(127,716,737)	(134,836,435)
Sales and maturities of and principal paydowns on investments	130,434,296	139,051,250
Changes in operating assets and liabilities:
Receivables - Interest	(17)	53,376
Management fees payable	330,024	413,060
Professional fees payable	13,389	(7,655)
Accrued other general and administrative expenses	99,137	91,534
Net cash provided by (used in) operating activities	4,076,672	6,802,053
Cash Flows from Financing Activities:
Borrowings on credit facility	80,369,458	113,647,247
Payments on credit facility	(77,969,458)	(113,658,704)
Distributions (net of change in Distributions payable)	(4,884,481)	(3,588,322)
Cash provided by (used in) financing activities	(2,484,481)	(3,599,779)
Net increase/(decrease) in cash and cash equivalents	1,592,191	3,202,274
Cash and Cash Equivalent beginning of period	3,605,909	5,130,685
Cash and Cash Equivalent end of period	$5,198,100	$8,332,959

Supplemental Information
Cash paid during the period for interest	$130,730	$452,868

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of March 31, 2026 (Unaudited)

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in -Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC(3)	First Lien Term Loan	3 Month SOFR USD + 6.00%	3.00%	9.92239%	N/A	4/13/2022	4/13/2027	6,135,840	$6,093,334	$6,129,853	4.4%
Total Apparel, Accessories & Luxury Goods									$6,093,334	$6,129,853	4.4%

Automotive
AGS Automotive Solutions Holdings	Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,646,775	$10,497,501	$10,660,614	7.7%
AGS Automotive Solutions Holdings	Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,378,510	4,371,084	4,384,202	3.2%
Total Automotive									$14,868,585	$15,044,816	10.9%

Commercial Building Products
Montbleau Holdings, LLC(3)	Second Lien Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,121,999	$8,031,054	$8,085,156	5.8%
Montbleau Holdings, LLC(3)	Second Lien Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,076,250	5,010,782	5,053,223	3.7%
Total Commercial Building Products									$13,041,836	$13,138,379	9.5%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(3)(7)(10)	First Lien Term Loan	3 Month SOFR USD + 8.75%	4.00%	12.75000%	2.00000%	3/3/2023	3/3/2028	15,662,726	$15,483,345	$-	0.0%
Total Computer and Electronics Retail									$15,483,345	$-	0.0%

Industrial Machinery
Diamond Blade Warehouse LLC(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,929,253	$11,778,430	$11,997,338	8.7%
Total Industrial Machinery									$11,778,430	$11,997,338	8.7%

IT Consulting
Macrosoft, Inc.(3)	Second Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.25000%	N/A	5/31/2023	5/31/2028	11,351,374	$11,216,330	$11,419,617	8.2%
Total IT Consulting									$11,216,330	$11,419,617	8.2%

Leisure Facilities
Quest Bidco (GoApe) LLC(3)(7)(10)	Second Lien Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	12.92239%	13.24686%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025, 1/13/2026, 1/21/2026, 2/3/2026	5/9/2027	19,581,960	$19,501,493	$10,840,479	7.8%
Quest Bidco (GoApe) LLC(7)(10)	Second Lien Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	22,305	20,825	12,348	0.0%
Total Leisure Facilities									$19,522,318	$10,852,827	7.8%

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in -Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Leisure Products
Aqua Leisure Recreation, LLC(10)	Second Lien Term Loan B-1	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	$24,608,323	$17,655,869	12.8%
Aqua Leisure Recreation, LLC(10)	Second Lien Term Loan B-2	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	418,136	0.3%
Total Leisure Products									$24,952,073	$18,074,005	13.1%

Packaged Foods & Meats
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.52578%	N/A	11/23/2021	5/24/2027	16,506,224	$16,370,504	$16,061,964	11.6%
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.52578%	N/A	8/8/2023	5/24/2027	1,574,632	1,557,858	1,532,251	1.1%
Total Packaged Foods & Meats									$17,928,362	$17,594,215	12.8%
Total Senior Secured Loan Debt Investments									$134,884,613	$104,251,050	75.4%

Equity Investments - Common Stock(8)(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC	Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,169,149	0.8%
Total Apparel, Accessories & Luxury Goods									$650,000	$1,169,149	0.8%

Automotive
AGS Automotive Solutions Holdings	Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$315,239	0.2%
AGS Automotive Solutions Holdings	Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	286,867	0.2%
Total Automotive									$1,910,001	$602,106	0.4%

Commercial Building Products
Montbleau Holdings, LLC	Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,360,764	1.0%
Total Commercial Building Products									$510,000	$1,360,764	1.0%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(7)	Common Stock Class A-1	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC(7)	Common Stock Class A-3	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	400,000	-	0.0%
Midwest Trading Group Acquisition, LLC(7)	Common Stock Class C	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	-	-	0.0%
Total Computer and Electronics Retail									$900,000	$-	0.0%

IT Consulting
Macrosoft, Inc.	Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$952,226	0.7%
Total IT Consulting									$300,000	$952,226	0.7%

Leisure Facilities
QUEST JVCO LIMITED(7)(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	-	0.0%
QUEST JVCO LIMITED(7)(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	$-	0.0%
Total Leisure Facilities									$750,000	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$-	0.0%
Total Packaged Foods & Meats									$1,000,000	$-	0.0%
Total Equity Investments - Common Stock									$6,020,001	$4,084,245	2.9%

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in -Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings	Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive									$75,396	$226,187	0.2%

Diversified Support Services
Sayres and Associates LLC	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024, 12/31/2025	N/A	403,216	$403,215	$848,933	0.6%
Total Diversified Support Services									$403,215	$848,933	0.6%

Industrial Machinery
Diamond Blade Warehouse LLC(7)(8)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,845,716	1.3%
Total Industrial Machinery									$2,325,000	$1,845,716	1.3%

Leisure Products
Aqua Leisure Recreation, LLC(10)	Preferred Stock	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,121,763	$2,125,354	$-	0.0%
Aqua Leisure Recreation, LLC(10)	Preferred Stock 2	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Total Leisure Products									$2,281,604	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$303,271	0.2%
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	181,852	0.1%
Total Packaged Foods & Meats									$659,943	$485,123	0.3%
Total Equity Investments - Preferred Stock									$5,745,158	$3,405,959	2.4%

Total Equity Investments									$11,765,159	$7,490,204	5.3%

Short-Term Investments
United States Treasury Bill(5)(6)	N/A	N/A	N/A	3.68609%	N/A	3/5/2026, 3/12/2026, 3/13/2026, 3/17/2026, 3/20/2026, 3/27/2026	4/7/2026	103,000,000	$102,937,627	$102,937,627	74.4%
Total Short-Term Investments									$102,937,627	$102,937,627	74.4%
Money Market Funds
US Bank Money Market Fund(13)	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	$4,134	$4,134	0.0%
Total Money Market Funds									$4,134	$4,134	0.0%

Total Investments									$249,591,533	$214,683,015	155.1%

Liabilities in Excess of Other Assets										$(76,252,253)	(55.1)%
Net Assets										$138,430,762	100.0%

SOFR - Secured Overnight Financing Rate

(1)	Other than equity investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments, using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; the rate shown is the rate in effect as of March 31, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with certainty.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of March 31, 2026 for additional information on our restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $7,490,204 at fair value and represented 5.3% of the Company’s net assets.

(13)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC(3)	First Lien Term Loan	3 Month SOFR USD + 6.00%	3.00%	10.24686%	N/A	4/13/2022	4/13/2027	6,155,840	$6,108,030	$6,168,202	4.5%
Total Apparel, Accessories & Luxury Goods									$6,108,030	$6,168,202	4.5%

Automotive
AGS Automotive Solutions Holdings	Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,606,786	$10,452,073	$10,624,290	7.7%
AGS Automotive Solutions Holdings	Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,362,065	4,348,085	4,369,263	3.2%
Total Automotive									$14,800,158	$14,993,553	10.9%

Commercial Building Products
Montbleau Holdings, LLC(3)	Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,121,999	$8,025,410	$8,090,740	5.9%
Montbleau Holdings, LLC(3)	Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,076,250	5,007,263	5,056,713	3.7%
Total Commercial Building Products									$13,032,672	$13,147,453	9.6%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(3),(7),(10)	First Lien Term Loan	3 Month SOFR USD + 8.75%	4.00%	12.73525%	2.00000%	3/3/2023	3/3/2028	15,662,726	$15,483,344	$-	0.0%
Total Computer and Electronics Retail									$15,483,344	$-	0.0%

Industrial Machinery
Diamond Blade Warehouse(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,855,005	$11,696,207	$11,990,438	8.7%
Total Industrial Machinery									$11,696,207	$11,990,438	8.7%

IT Consulting
Macrosoft, Inc.(3)	First Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.49686%	N/A	5/31/2023	5/31/2028	12,029,500	$11,877,920	$12,137,843	8.8%
Total IT Consulting									$11,877,920	$12,137,843	8.8%

Leisure Facilities
Quest Bidco (GoApe) LLC(3),(7),(10)	Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	13.24686%	13.24686%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025	5/9/2027	18,081,960	$18,001,493	$10,766,502	7.8%
Quest Bidco (GoApe) LLC(7),(10)	First Lien Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	12,400	0.0%
Total Leisure Facilities									$18,022,318	$10,778,902	7.8%

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Leisure Products
Aqua Leisure Recreational (8),(10)	Term Loan B-1	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	$24,608,323	$17,317,497	12.6%
Aqua Leisure Recreational (8),(10)	Term Loan B-2	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	393,494	0.3%
Total Leisure Products									$24,952,073	$17,710,991	12.9%

Packaged Foods & Meats
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	11/23/2021	5/24/2027	15,840,126	$15,695,235	$15,347,506	11.2%
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	8/8/2023	5/24/2027	1,515,797	1,497,890	1,468,656	1.1%
Total Packaged Foods & Meats									$17,193,126	$16,816,162	12.3%
Total Senior Secured Loan Debt Investments									$133,165,847	$103,743,544	75.5%

Equity Investments - Common Stock(8),(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC	Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,037,349	0.8%
Total Apparel, Accessories & Luxury Goods									$650,000	$1,037,349	0.8%

Automotive
AGS Automotive Solutions Holdings	Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$304,888	0.2%
AGS Automotive Solutions Holdings	Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	278,542	0.2%
Total Automotive									$1,910,001	$583,430	0.4%

Commercial Building Products
Montbleau Holdings, LLC	Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,338,889	1.0%
Total Commercial Building Products									$510,000	$1,338,889	1.0%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-1	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-3	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	400,000	-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class C	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	-	-	0.0%
Total Computer and Electronics Retail									$900,000	$-	0.0%
IT Consulting
Macrosoft, Inc.	Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,000,525	0.7%
Total IT Consulting									$300,000	$1,000,525	0.7%

Leisure Facilities
QUEST JVCO LIMITED(7),(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$-	0.0%
QUEST JVCO LIMITED LOAN NOTES(7),(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
Total Leisure Facilities									$750,000	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$430,010	0.3%
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	68,814	0.1%
Total Packaged Foods & Meats									$1,159,943	$498,824	0.4%
Total Equity Investments - Common Stock									$6,179,944	$4,459,016	3.3%

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings	Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive									$75,396	$226,187	0.2%

Diversified Support Services
Sayres and Associates (Vikings35)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	$806,431	$1,494,330	1.1%
Total Diversified Support Services									$806,431	$1,494,330	1.1%

Industrial Machinery
Diamond Blade Warehouse(7),(8)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,808,344	1.3%
Total Industrial Machinery									$2,325,000	$1,808,344	1.3%

Leisure Products
Aqua Leisure Recreational(10)	Preferred Stock	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,121,763	$2,125,354	$-	0.0%
Aqua Leisure Recreational(10)	Preferred Stock 2	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Total Leisure Products									$2,281,604	$-	0.0%
Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$215,006	0.2%
Total Packaged Foods & Meats									$500,000	$215,006	0.2%
Total Equity Investments - Preferred Stock									$5,988,431	$3,743,867	2.8%

Total Equity Investments									$12,168,375	$8,202,883	6.1%

Short-Term Investments
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.74000%	N/A	11/4/2025, 12/12/2025, 12/19/2025	1/2/2026	72,600,000	$72,592,569	$72,592,569	52.8%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.59000%	N/A	12/23/2025	1/6/2026	18,750,000	$18,740,786	$18,740,786	13.6%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.52000%	N/A	12/31/2025	1/13/2026	14,000,000	$13,983,805	$13,983,805	10.2%
Total Short-Term Investments									$105,317,160	$105,317,160	76.6%

Money Market Funds
US Bank Money Market Fund	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	$4,134	$4,134	0.0%
Total Money Market Funds									$4,134	$4,134	0.0%
Total Investments									$250,655,516	$217,267,721	158.2%

Liabilities in Excess of Other Assets										(79,890,527)	(58.2)%
Net Assets										$137,377,194	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $8,202,883 at fair value and represented 6.1% of the Company’s net assets.

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

The Company’s investment activities are managed by Muzinich BDC Adviser, LLC (the “Adviser”), an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and an affiliate of Muzinich & Co., Inc. (“Muzinich & Co.”). The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the investments and monitoring the investments and portfolio companies of the Company on an ongoing basis. Subject to the supervision of the Company’s board of directors (the “Board” or the “Board of Directors”), the Adviser manages the Company’s day-to-day operations and provides the Company with investment advisory and management services and certain administrative services.

The Company has entered into subscription agreements with investors providing for the private placement of the Company’s common stock pursuant to one or more closings in respect of private offerings (“Private Offerings”). At each closing in respect of any Private Offering, each investor made a capital commitment to purchase shares of common stock pursuant to a subscription agreement with the Company. Investors are required to fund drawdowns to purchase shares of the Company’s common stock up to the amount of their respective capital commitments on an as-needed basis, with a minimum of ten business days’ prior notice to the investors.

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

In December 2023, the Company established a wholly owned subsidiary, Muzinich BDC Holdings, LLC (the “Subsidiary”), a Delaware limited liability company. The Subsidiary holds equity or equity-like investments in partnerships. All intercompany balances are eliminated in consolidation, and the Subsidiary is consolidated with the Company for accounting purposes, but the Subsidiary is not consolidated with the Company for U.S. federal income tax purposes and may incur U.S. federal income tax expense as a result.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of March 31, 2026 the Company’s cash balances totaled $5,198,100. As of December 31, 2025, the Company’s cash and cash equivalent balances totaled $3,605,909.

The Company presents investments in money market funds and U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments”.

Principal Paydowns

The Company may receive principal repayments on its debt investments (“Paydowns”). Any unsettled Paydowns as of period-end are reflected in the Consolidated Statements of Assets and Liabilities, and any realized gains or losses incurred from such Paydowns are reflected as interest income in the Consolidated Statements of Operations.

Offering Costs

Offering costs, if any, are recorded as a reduction to paid-in capital at the time such costs are incurred.

Company Common Stock Share Valuation

In accordance with U.S. GAAP, the net asset value (“NAV”) per share of the common stock of the Company is determined at least quarterly by dividing the value of total assets minus liabilities by the total number of shares outstanding.

Investments

The Company’s level of investment activity can and does vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the general economic environment, the amount of capital it has available and the competitive environment for the type of investments it makes.

As a BDC, the Company may not acquire any assets other than “qualifying assets” specified in the 1940 Act, unless, at the time the acquisition is made, at least 70% of the Company’s total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Valuation of Portfolio Securities

As a BDC, the Company generally invests in illiquid securities, including debt and equity investments of middle-market companies. Under procedures adopted by the Board of Directors, market quotations are generally used to assess the value of the investments for which such market quotations are readily available. Short-term investments with sixty days or less remaining to maturity are, unless conditions indicate otherwise, amortized to maturity based on their cost to the Company if acquired within sixty days of maturity or, if already held by the Company on the sixtieth day, based on the value determined on the sixty-first day.

The Company expects that there will not be readily available market quotations for many of the investments in its portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, pursuant to the Company’s valuation policy and process as described below. The factors that the Adviser may take into account in determining the fair value of the Company’s investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to the Company’s consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on the consolidated financial statements.

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

Payment-in-Kind Interest

The Company currently holds, and may hold in the future, certain investments in its portfolio that contain payment-in-kind, or “PIK,” interest provisions. PIK interest, which is computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. PIK interest, which is a non-cash source of income, is included in the Company’s taxable income and therefore affects the amount the Company is required to distribute to stockholders to maintain its qualification as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, even though the Company has not yet collected the cash. Generally, when current cash interest and/or principal payments on a loan become past due, or if the Company otherwise does not expect the borrower to be able to service its debt and other obligations, the Company will place the investment on non-accrual status and will generally cease recognizing PIK interest income on that loan for financial reporting purposes until all principal and interest have been brought current through payment or due to a restructuring such that the interest income is deemed to be collectible. The Company writes off any accrued and uncollected PIK interest when it is determined that the PIK interest is no longer collectible.

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

Deal Origination Costs

The Company records origination and other expenses related to its investments as deferred financing costs. These expenses are deferred and amortized over the life of the related investment. Deal origination costs are presented on the Consolidated Statements of Assets and Liabilities as a direct deduction from the investment. In circumstances in which there is not an associated investment amount recorded in the consolidated financial statements when the deal origination costs are incurred, such deal origination costs are reported on the Consolidated Statements of Assets and Liabilities as a liability until the investment is recorded.

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

Non-accrual status does not, by itself, result in a realized loss. Any changes in fair value are reflected as unrealized appreciation or depreciation in the Consolidated Statements of Operations.

As of March 31, 2026, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Three Months Ended March 31, 2026)
Aqua Leisure Recreation, LLC	Second Lien Term Loan B-1	$24,608,323	$17,655,869	-	$638,060
Aqua Leisure Recreation, LLC	Second Lien Term Loan B-2	$343,750	$418,136	-	$-
Midwest Trading Group Acquisition, LLC	First Lien Term Loan	$15,483,345	$-	3 Month SOFR USD + 8.75%	$532,566
Quest Bidco (GoApe) LLC	Second Lien Delayed Draw Term Loan	$19,501,493	$10,840,479	3 Month SOFR USD + 9.00%	$649,639
Quest Bidco (GoApe) LLC	Second Lien Term Loan	$20,825	$12,348	-	$267

Interest income foregone represents the amount of interest income that would have been recognized during the three months ended March 31, 2026 had such investments remained on accrual status, based on contractual rates in effect during the period.

As of March 31, 2026:

●	Non-accrual investments had an aggregate amortized cost of $59.9 million and an aggregate fair value of $28.9 million.

●	Non-accrual investments represented 24.0% and 13.5% of total investments at amortized cost and fair value, respectively.

●	The Company did not recognize any cash interest income on a non-accrual basis during the three months ended March 31, 2026.

As of December 31, 2025, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Year Ended 12/31/2025)
Aqua Leisure Recreational	Term Loan B-1	$24,608,323	$17,317,497	-	$630,589
Aqua Leisure Recreational	Term Loan B-2	$343,750	$393,494	-	$-
Midwest Trading Group Acquisition, LLC	Term Loan	$15,483,344	$-	3 Month SOFR USD + 8.75%	$1,031,585
Quest Bidco (GoApe) LLC	Delayed Draw Term Loan	$18,001,493	$10,766,502	3 Month SOFR USD + 9.00%	$1,200,289
Quest Bidco (GoApe) LLC	Term Loan	$20,825	$12,400	-	$532

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

Segment Reporting

The Company timely adopted Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The Company’s adoption of ASU 2023-07 impacted disclosures only and did not affect the Company’s financial position, results of operations, cash flows, or net asset value.

The Company operates as a single operating and reportable segment as an investment company. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM uses net investment income and net increase in net assets resulting from operations, each as reported in the Consolidated Statements of Operations, to evaluate operating performance, assess returns, and allocate capital resources. In addition, the CODM reviews the fair value of the Company’s investment portfolio, portfolio composition, liquidity, leverage, and distributions to stockholders.

Significant expense categories regularly provided to and reviewed by the CODM include Management Fees and Incentive Fees (each as defined below), interest and financing expenses, professional fees, administrative expenses, directors’ fees, and other general and administrative expenses. These expense categories are reported in the Company’s Consolidated Statements of Operations.

Because the Company operates as a single reportable segment, all required segment disclosures are presented on a consolidated basis.

Recently Issued and Adopted Accounting Pronouncements

The Company considers the applicability and impact of all accounting standard updates (“ASUs”) issued by the FASB. ASUs not listed were assessed by the Company and either determined to be not applicable or expected to have minimal impact on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which updates annual income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 was effective for fiscal years beginning after December 15, 2024 and to be adopted on a prospective basis, with the option to apply retrospectively. The Company’s adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated annual financial statements.

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

3. Income Taxes

Taxation as a RIC

The Company has elected to be treated and intends to qualify annually to be treated for U.S. federal income tax purposes as a RIC under subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that it timely distributes (or is deemed to distribute) at least annually to its stockholders as dividends. The Company will be subject to U.S. federal income tax imposed at corporate rates on any income, including capital gains not distributed (or deemed distributed) to its stockholders.

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

Distributions and Components of Net Assets on a Tax Basis

During the three months ended March 31, 2026, the Company did not declare any distributions.

During the three months ended March 31, 2025, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654

Components of net assets, tax cost, and the tax status of distributions are determined at year-end. As of December 31, 2025, the Company’s components of total distributable (accumulated) earnings/(losses) on a tax basis were as follows:

As of December 31, 2025
Undistributed Ordinary Income—net	$-

Total Undistributed Earnings	$-
Capital Loss Carryforward
Perpetual Long-Term	$(7,737)
Perpetual Short-Term	(100,075)
Timing Differences (Organizational Costs/Other)	(2,330,203)
Unrealized Earnings (Losses)—net	(33,430,681)
Total Distributable (Accumulated) Earnings/(Losses)	$(35,868,696)

As of December 31, 2025, the cost of investments for the Company for tax purposes was $250,694,268. A reconciliation of the tax cost of the Company’s investments and the fair value of the Company’s investments as of December 31, 2025 is presented as follows:

As of December 31, 2025
Tax cost	$250,694,268
Gross unrealized appreciation on investments	3,727,698
Gross unrealized depreciation on investments	(37,158,379)
Total investments at fair value	$217,263,587

The difference between U.S. GAAP-basis and tax basis unrealized gains (losses) is attributable primarily to differences in the tax treatment of partnership investments.

During the three months ended March 31, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable (accumulated) earnings/(losses) and its tax basis total distributable (accumulated) earnings/(losses) as of December 31, 2025 was primarily due to reclassification of a non-deductible excise tax and other non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

For the Year Ended December 31, 2025
Additional paid-in capital	$11,462
Total distributable (accumulated) earnings/(losses)	$11,462

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

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. For the three months ended March 31, 2026 and 2025, the Company incurred Management Fees of $330,023 and $413,060, respectively.

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

For the three months ended March 31, 2026 and 2025, the Company did not incur any Incentive Fees.

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

For the three months ended March 31, 2026 and 2025, the Company incurred fees of $0 and $0, respectively, payable under the Administration Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred fees of $24,600 and $16,400, respectively, payable under the Fund Accounting Agreement reflected within Professional Fees within the Statement of Operations.

Placement Agent Agreement

The Company is party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser and these services are provided on a fee-free basis.

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

Reimbursement of Certain Expenses

During the three months ended March 31, 2026 and 2025, Muzinich & Co. paid, on behalf of the Company, certain operating costs that were recorded by the Company. The Company reimburses Muzinich & Co. for the costs paid on the Company’s behalf. As of March 31, 2026 and 2025, the total costs reimbursable to Muzinich & Co. were $21,768 and $7,311, respectively, and are disclosed within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of March 31, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich U.S. Private Debt SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

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

During the three months ended March 31, 2026, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value as of March 31, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2026	Interest Income	Income from payment- in-kind interest
Midwest Trading Group Acquisition, LLC First Lien Term Loan	$15,662,726	$-	$-	$-	$-	$-	$-	$-	$-	$-
Diamond Blade Warehouse LLC First Lien Term Loan	$11,929,253	$11,990,438	$-	$-	$82,224	$-	$(75,324)	$11,997,338	$356,391	$74,248
Quest Bidco (GoApe) LLC Second Lien Delayed Draw Term Loan	$19,581,960	$10,766,502	$1,500,000	$-	$-	$-	$(1,426,023)	$10,840,479	$-	$-
Quest Bidco (GoApe) LLC Second Lien Term Loan	$22,305	$12,400	$-	$-	$-	$-	$(52)	$12,348	$-	$-
Total						$-	$(1,501,399)	$22,850,165	$356,391	$74,248

Equity Investments - Common Stock	Shares as of March 31, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2026	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1 Common Stock	500	$-	$-	$-	$-	$-	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3 Common Stock	400	$-	$-	$-	$-	$-	$-	$-
Midwest Trading Group Acquisition, LLC Class C Common Stock	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A Common Stock	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED Common Stock	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$-	$-	$-

Equity Investments - Preferred Stock	Shares as of March 31, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2026	Dividend Income
Diamond Blade Warehouse LLC Preferred Stock Class A	1,095,044	$1,808,344	$-	$-	$-	$37,372	$1,845,716	$-
Total					$-	$37,372	$1,845,716	$-

Total Affiliates	Income from payment-in-kind interest	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of March 31, 2026
	$74,248	$356,391	$-	$(1,464,027)	$24,695,881

During the three months ended March 31, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt	Par Value as of March 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of March 31, 2025	Interest Income
Midwest Trading Group Acquisition, LLC First Lien Term Loan	$15,591,403	$15,207,254	$-	$37,500	$140,068	$-	$37,744	$15,347,566	$506,138
Diamond Blade Warehouse First Lien Term Loan	$11,605,981	$11,787,557	$-	$-	$80,211	$-	$(12,777)	$11,854,991	$418,969
Quest Bidco (GoApe) LLC Second Lien Term Loan	$16,854,284	$12,119,884	$1,326,500	$-	$549,421	$-	$(84,061)	$13,911,744	$538,240
Quest Bidco LLC Second Lien Term Loan	$20,565	$16,423	$-	$-	$254	$-	$298	$16,975	$-
Total						$-	$(58,796)	$41,131,276	$1,463,347

Equity Investments - Common Stock	Shares as of March 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of March 31, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$(341,014)	$-	$-

Equity Investments - Preferred Stock	Shares as of March 31, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of March 31, 2025	Dividend Income
Diamond Blade Warehouse	1,095,044	$2,002,864	$-	$-	$-	$185,393	$2,188,257	$-
Total					$-	$185,393	$2,188,257	$-

5. Commitments and Contingencies

As of March 31, 2026, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

As of December 31, 2025, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s Consolidated Statements of Assets and Liabilities and are not reflected in the Company’s Consolidated Statements of Assets and Liabilities.

As of March 31, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Investments	$134,884,613	$104,251,050	$133,165,847	$103,743,544
Equity Investments - Common Stock	6,020,001	4,084,245	6,179,944	4,459,016
Equity Investments - Preferred Stock	5,745,158	3,405,959	5,988,431	3,743,867
Money Market Funds	4,134	4,134	-	-
Short-Term Investments	102,937,627	102,937,627	105,317,160	105,317,160
Total Investments	$249,591,533	$214,683,015	$250,651,382	$217,263,587

100% of the Company’s investments as of March 31, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of March 31, 2026 and December 31, 2025 was as follows (excluding short-term investments):

	March 31, 2026	December 31, 2025
Packaged Foods & Meats	13.06%	12.8%
Leisure Products	13.06%	12.9%
Automotive	11.47%	11.5%
Commercial Building Products	10.47%	10.6%
Industrial Machinery	10.00%	10.0%
IT Consulting	8.94%	9.6%
Leisure Facilities	7.84%	7.8%
Apparel, Accessories & Luxury Goods	5.27%	5.2%
Diversified Support Services	0.61%	1.1%
Computer and Electronics Retail	0.00%	0.0%
Total	80.7%	81.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of March 31, 2026 and December 31, 2025:

	Fair Value Hierarchy as of March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$104,251,050	$104,251,050
Equity Investments – Common Stock	-	-	4,084,245	4,084,245
Equity Investments – Preferred Stock	-	-	3,405,959	3,405,959
Money Market Funds	4,134	-	-	4,134
Short-Term Investments	-	102,937,627	-	102,937,627
Total	$4,134	$102,937,627	$111,741,254	$214,683,015

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$103,743,544	$103,743,544
Equity Investments – Common Stock	-	-	4,459,016	4,459,016
Equity Investments – Preferred Stock	-	-	3,743,867	3,743,867
Money Market Funds	4,134	-	-	4,134
Short-Term Investments	-	105,317,160	-	105,317,160
Total	$4,134	$105,317,160	$111,946,427	$217,267,721

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of March 31, 2026 and 2025:

Senior Secured Loan Debt Investments	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$103,743,544	$139,921,361
Purchases of investments	1,550,000	1,326,500
Proceeds from principal pre-payments and sales of investments	(735,364)	(1,301,488)
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(1,211,260)	170,061
Net accretion of discount on investments	904,130	1,734,993
Transfers into (out of) Level 3	-	-
Fair value, end of period	$104,251,050	$141,851,427

Equity Investments - Common Stock	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$4,459,016	$3,957,055
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	124,053	(18,124)
Transfers into (out of) Level 3(1)	(498,824)	-
Fair value, end of period	$4,084,245	$3,938,931

Equity Investments - Preferred Stock	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Fair value, beginning of period	$3,743,867	$3,656,818
Purchases of investments	-	-
Proceeds from sales of investments	(848,933)	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation/(depreciation)	(433,515)	(998)
Net accretion of discount on investments	445,716	-
Transfers into (out of) Level 3(1)	498,824	-
Fair value, end of period	$3,405,959	$3,655,820

(1)	During the three months ended March 31, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassification, or corporate actions.

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of March 31, 2026 and 2025:

Net Change in Unrealized Appreciation/(Depreciation)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Senior Secured Loan Debt Investments	$(1,211,260)	$170,061
Equity Investments - Common Stock	124,053	(18,124)
Equity Investments - Preferred Stock	(433,515)	(998)
Total	$(1,520,722)	$150,939

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of March 31, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$75,324,218	Discounted cash flow	Discount rate	4.95% - 16.66%	9.58%
Senior Secured Loan Debt Investments	28,926,832	Recovery Approach(1)	N/A	N/A	N/A
Equity Investments - Common Stock	$4,084,245	Market Approach	EBITDA multiples	3.82x - 7.24x	5.56x
Equity Investments - Preferred Stock	$848,932	Contingent Payment(2)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,557,027	Market approach	EBITDA multiples	6.43x - 7.72x	7.47x
Total	$111,741,254

(1)	Based on most recent restructuring discussions.

(2)	Expected distribution of proceeds after estimated transaction expenses.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$103,743,544	Discounted cash flow	Discount rate	4.24% - 31.47%	13.05%
Equity Investments - Common Stock	$4,459,016	Market approach	EBITDA multiples	3.53x - 6.94x	5.64x
Equity Investments - Preferred Stock	$3,743,867	Market approach	EBITDA multiples	6.43x - 6.80x	7.22x
Total	$111,946,427

During the quarter ended March 31, 2026, the Company changed the valuation methodology used for the term loans of Aqua Leisure Recreation, LLC and Quest Bidco (GoApe) LLC from a Discounted Cash Flow methodology to a Waterfall Recovery methodology. The change reflects current restructuring terms and proposals intended to effect reorganizations of the borrowers. The Discounted Cash Flow methodology was no longer considered appropriate because the investments are no longer accruing interest and are expected to be exchanged for new securities in connection with the contemplated reorganizations.

8. Net Assets

Common Stock Issuances

During the three months ended March 31, 2026, the Company had no common stock issuances.

During the three months ended March 31, 2025, the Company had no common stock issuances.

Distributions

During the three months ended March 31, 2026, the Company did not declare any distributions.

During the three months ended March 31, 2025, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2026 and 2025, the Company’s asset coverage ratio was 273% and 255%, respectively.

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

As of and for the three months ended March 31, 2026 and as of and for the year ended December 31, 2025, Credit Facility activity was as follows:

	March 31, 2026	December 31, 2025
Outstanding balance as of period-end	$80,250,000	$77,850,000
Average balance during the period when in use	$55,752,980	$67,727,780
Average interest rate during the period when in use	4.09%	4.58%
Interest expense incurred during the period	$130,730	$980,444

As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both March 31, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net increase/(decrease) in net assets resulting from operations	$1,053,568	$4,430,636
Weighted average common shares of common stock outstanding - basic and diluted	169,101.0	169,101.0
Basic and diluted net increase/(decrease) in net assets resulting from operations per common share	$6.23	$26.20

11. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the three months ended March 31, 2026 (Unaudited)	For the three months ended March 31, 2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$812.40	$1,016.20

Results of Operations:
Net Investment Income/(Loss)(1)	15.22	25.31
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(8.99)	0.90
Net Increase/(Decrease) in Net Assets Resulting from Operations	6.23	26.21

Distributions to Common Stockholders
Distributions from Net Investment Income	-	(2.67)
Decrease in Net Assets Resulting from Distributions	-	(2.67)

Net Asset Value, End of Period	$818.63	$1,039.74

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratios/Supplemental Data
Net assets, end of period	$138,430,762	$175,820,436
Weighted average shares outstanding(2)	169,101.0	169,101.0
Total Return(3)	0.77%	2.58%
Portfolio turnover(4)	1.39%	0.88%
Ratio of total expenses to average net assets(5)	2.35%	2.80%
Ratio of net investment income/(loss) to average net assets(5)	7.57%	9.98%
Asset coverage ratio	272.50%	255.32%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the three months ended March 31, 2026 and 2025, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock during the respective period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of March 31, 2026, except as disclosed below.

Investment Activity

Effective April 7, 2026, borrowings under the Credit Facility were paid down to $0.

On April 9, 2026, the Company made an incremental investment in Blue Chip Group, LLC in the form of a second lien term loan with a cost of approximately $900,000.

On April 30, 2026, the Company made an investment in Recreational Products Consolidation Company, LLC in the form of a second lien term loan with a cost of approximately $1,650,000.

Distributions

On May 8, 2026, the Company declared a distribution of $20.165 per share, or $3,409,921, payable on May 20, 2026 to stockholders of record as of May 8, 2026.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. Such statements are not historical facts and are based on current expectations, estimates, projections, opinions and/or our beliefs and/or those of Muzinich & Co. You can identify these statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “project,” “estimate,” “intend,” “continue” or “believe” or the negatives thereof, or other variations thereon or comparable terminology. You should read statements that contain these words carefully because they discuss our plans, strategies, prospects and expectations concerning our business, operating results, financial condition and other similar matters. We believe that it is important to communicate our future expectations to our investors. These forward-looking statements include, but are not limited to, information in this Form 10-Q regarding general domestic and global economic conditions, our future financing plans, our ability to operate as a business development company (“BDC”) and the expected performance of, and the yield on, our portfolio companies. In particular, there are forward-looking statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There may be events in the future, however, that we are not able to predict accurately or control. The factors referenced under “Part II, Item 1A. Risk Factors,” as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this Form 10-Q could have a material adverse effect on our business, results of operation and financial position. Any forward-looking statement made by us in this Form 10-Q speaks only as of the date on which we make it. Factors or events that could cause actual results to differ may emerge from time to time, and it is not possible to predict all of them. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	our future operating results;

●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets, or other external factors, including ongoing geopolitical conflicts and trade negotiations, including the imposition of tariffs;

●	our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of ongoing geopolitical conflicts or trade activity, including the imposition of tariffs;

●	the impact of investments that we expect to make;

●	the impact of increased competition;

●	actual and potential conflicts of interest with our Adviser and its affiliates;

●	our contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy and its impact on the industries in which we invest;

●	the ability of our portfolio companies to achieve their objectives;

●	the relative and absolute performance of our Adviser;

●	the ability of our Adviser and its affiliates, including Muzinich, to attract and retain talented professionals;

●	our expected financings and investments;

●	our ability to pay dividends or make distributions;

●	the adequacy of our financing sources and working capital;

●	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

●	the impact of future acquisitions and divestitures;

●	the timing and manner in which we conduct an initial public offering (“IPO”) and/or listing of our securities on a national securities exchange, if at all;

●	the timing and manner in which we conduct share repurchase offers, if any;

●	our regulatory structure and tax status as a BDC and as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”), and any impact to us as a result of statutory or regulatory changes and interpretations thereof; and

●	the risks, uncertainties and other factors we identify under “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q.

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

Overview

We were incorporated under the laws of the State of Delaware on May 29, 2019. We are structured as an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and has elected to be treated, qualify, and intends to continue to qualify annually as a RIC under subchapter M of the Code for U.S. federal income tax purposes. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2026, we had capital commitments from investors in the amount of $205,000,000 with 169,101 shares outstanding. As of March 31, 2026, we had equity capital in the amount of $173,245,890. As of March 31, 2025, we had equity capital in the amount of $205,000,000 with 169,101 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock (“Private Offerings”).

Subject to the overall supervision of our board of directors (the “Board” or the “Board of Directors”) and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides investment advisory services to us. The Adviser is registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and manages our investment activities pursuant to an investment management agreement (the “Investment Management Agreement”). Additionally, the Adviser has entered into a resource sharing agreement (the “Resource Sharing Agreement”) with Muzinich & Co., pursuant to which Muzinich & Co. makes certain personnel and resources available to the Adviser to provide certain investment advisory services to us under the Investment Management Agreement. Under the Investment Management Agreement, we pay the Adviser fees for investment management services consisting of a Management Fee and Incentive Fee (each as defined below). See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Compensation of the Adviser” in this Form 10-Q for more information regarding this fee structure.

We have also entered into an administration services agreement (the “Administration Agreement”) with U.S. Bancorp Fund Services, LLC (“U.S. Bank,” and in such capacity, the “Administrator”), pursuant to which the Administrator provides the administrative and recordkeeping services necessary for us to operate. In addition, we have entered into a fund accounting servicing agreement with U.S. Bank (the “Fund Accounting Agreement”), pursuant to which U.S. Bank provides accounting services to us. We reimburse U.S. Bank for all reasonable costs and expenses incurred by U.S. Bank in providing these services as provided by the Administration Agreement and Fund Accounting Agreement, respectively.

The Board has ultimate authority as to our investments, but it has delegated authority to the Adviser to select and monitor our investments under the Investment Management Agreement, subject to the supervision of the Board. A majority of the Board will at all times consist of members who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act (the “Independent Directors”).

Revenues

We generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Most of the debt securities we hold are floating rate in nature. The debt we invest in typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or Standard & Poor’s Rating Group, a division of The McGraw-Hill Companies, Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as payment-in-kind (“PIK”) interest, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by our Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, but not limited to those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to NAV (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or members of Muzinich & Co. or payable to third parties performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights as an investor in a portfolio company;

●	costs of offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of obtaining research and market data;

●	the Management Fee (as defined below), any Incentive Fee ( as defined below), and any other fees payable under the terms of the Investment Management Agreement;

●	certain costs and expenses relating to distributions paid on our shares of common stock;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our Chief Compliance Officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates, as applicable, for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

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

Portfolio Composition and Investment Activity

As of March 31, 2026, we had 14 debt investments and 18 equity investments in 10 portfolio companies, along with one money market fund investment, with an aggregate fair value of approximately $111.7 million. As of March 31, 2025, we had 14 debt investments and 15 equity investments in ten portfolio companies with an aggregate fair value of approximately $149.4 million. As of both March 31, 2026 and 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of both March 31, 2026 and 2025 consisted of United States Treasury bills that expire within 120 days of purchase, with an aggregate fair value of approximately $102.9 million and $132.9 million, respectively.

Our investment activity for the three months ended March 31, 2026 and 2025 is presented below. Information presented herein is at cost unless otherwise indicated.

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
New investments:
Gross investment purchases	$127,712,602	$134,836,435
Less: sold investments	(130,434,296)	(139,051,250)
Total new investments	$(2,721,694)	$(4,214,815)

Principal/par/unit amount of investments funded:
Senior secured loan debt investments	$2,166,098	$141,851,427
Equity investments	-	7,594,751

Number of new investment commitments	2	1
Average new investment commitment amount	$775,000	$1,326,500
Weighted average maturity for new investment commitments	2.57 Years	2.33 Years
Percentage of new debt investment commitments at floating rates	40%	100%
Percentage of new debt investment commitments at fixed rates	60%	0%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	9.03%	9.00%

As of March 31, 2026 and December 31, 2025, our investments consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior secured loan debt investments	$134,884,613	$104,251,050	48.56%	$133,165,847	$103,743,544	47.76%
Equity investments - Common Stock	6,020,001	4,084,245	1.90%	6,179,944	4,459,016	2.05%
Equity investments - Preferred Stock	5,745,158	3,405,959	1.59%	5,988,431	3,743,867	1.72%
Money Market Funds	4,134	4,134	0.00%	-	-	-%
Short-term investments	102,937,627	102,937,627	47.95%	105,317,160	105,317,160	48.47%
Total Investments	$249,591,533	$214,683,015	100.00%	$250,651,382	$217,263,587	100.00%

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

Results of Operations

Our operating results for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$3,372,623	$5,479,989
Total expenses	798,333	1,200,292
Net investment income	2,574,290	4,279,697
Total net change in unrealized appreciation/(depreciation) on investments	(1,520,722)	150,939
Net increase/(decrease) in net assets resulting from operations on investments	$1,053,568	$4,430,636

Net assets resulting from operations decreased from $4,430,636 for the three months ended March 31, 2025 to $1,053,568 for the three months ended March 31, 2026, primarily reflecting unrealized depreciation attributable to valuation markdown on select portfolio companies.

Investment Income

Our investment income for the three months ended March 31, 2026 and 2025 was as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income from non-controlled/non-affiliated investments and cash equivalents
Interest income	$2,173,379	$3,204,169
Income from payment-in-kind interest	768,605	812,473
Total investment income from non-controlled/non-affiliated investments and cash equivalents	$2,941,984	$4,016,642
Investment income from affiliated investments
Interest income	356,391	724,610
Income from payment-in-kind interest	74,248	738,737
Total investment income from affiliated investments	$430,639	$1,463,347
Total investment income	$3,372,623	$5,479,989

Investment income decreased from $5,479,989 for the three months ended March 31, 2025 to $3,372,623 for the three months ended March 31, 2026, primarily reflecting lower interest income due to the placement of three portfolio companies on non-accrual status.

Expenses

Operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Management fees	$330,023	$413,060
Other operating expenses	468,310	787,232
Total expenses	$798,333	$1,200,292

Total expenses decreased from $1,200,292 for the three months ended March 31, 2025 to $798,333 for the three months ended March 31, 2026, primarily due to a reduction in other operating expenses, driven by lower management fees associated with decreased net assets and reduced interest expense as a result of lower average borrowings and interest rates.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash primarily from our operations and borrowings from banks or other lenders. We have entered into the Loan Agreement, and we may seek to enter into future bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so, and to the extent we draw on the Credit Facility or enter into other borrowing arrangements, we will be subject to the 150% asset coverage ratio limitation set forth in Section 61 of the 1940 Act. To a limited extent, we may also generate cash from drawdowns in respect of our common stock; however, as our Commitment Period has expired, such drawdowns may only be called for the limited purposes set forth above under “Overview.” Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, subject to the limitations incumbent upon us given that our Commitment Period has expired; (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our common stock.

Equity Activity

We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value, however we have not issued any preferred stock to date.

During the three months ended March 31, 2026 and 2025, we had no common stock issuances.

Borrowings

We may borrow funds to make investments. This is known as “leverage” and may cause our financial results to be more volatile than if we had not been leveraged. This is because leverage tends to exaggerate the effect of any increase or decrease in the value of our net assets. Under the provisions of the 1940 Act, following approval from our initial stockholder of the reduced asset coverage requirements under Section 61(a)(2) of the 1940 Act, which approval became effective on August 14, 2019, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance (e.g., for every $100 of net assets, we may raise $200 from borrowing and issuing senior securities). For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred stock we may issue will constitute a “senior security” for purposes of the 150% asset coverage requirement. Furthermore, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities unless we meet the applicable asset coverage ratio requirements at the time of the distribution or repurchase.

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

Contractual Obligations

As of March 31, 2026, we had no unfunded commitments to provide debt financing to our portfolio companies.

As of December 31, 2025, we had no unfunded commitments to provide debt financing to our portfolio companies.

We have entered into certain contracts under which we have material future commitments. We have entered into the Investment Management Agreement with the Adviser, under which the Adviser: determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes; identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); determines the assets we will originate, purchase, retain or sell; closely monitors and administers the investments we make, including the exercise of any rights in our capacity as a lender; and provides us with such other investment advice, research and related services as we may, from time to time, require. For these services, we pay the Adviser the Management Fee and Incentive Fee (each as defined below) described in “Compensation of the Adviser.”

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both March 31, 2026 and 2025, we had no off-balance sheet arrangements.

Critical Accounting Policies

Valuation of Portfolio Securities

In accordance with procedures adopted by our Board of Directors, the NAV per share of our common stock is determined at least quarterly by dividing the value of our total assets minus liabilities by the total number of our shares of common stock outstanding.

As a BDC, we generally invest in illiquid securities, including debt and equity securities of middle-market companies. A readily available market quotation is not expected to exist for most, if not all, of the investments in our portfolio, and such investments will be valued at fair value as determined in good faith by the Adviser, under the oversight of the Board, in accordance with the valuation policies and procedures approved by the Board (the “Valuation Policy”) and the multi-step valuation process performed each quarter (or more frequently, as appropriate) as described below. The factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparisons of financial ratios of the portfolio companies that issued such private equity securities to peer companies that are public, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, the Adviser considers the pricing indicated by the external event to corroborate or revise the valuation. Under current auditing standards, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our consolidated financial statements.

Consistent with Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as our “Valuation Designee,” and the Adviser determines the fair value for investments where market quotations are not readily available in accordance with the Valuation Policy, subject to oversight by the Board, as set forth below:

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

Dividends

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. During the three months ended March 31, 2026, we did not declare any distributions.

We have elected to be treated, qualify, and intend to qualify annually to be subject to taxation as a RIC under subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our stockholders at least 90% of the sum of (i) our investment company taxable income for that taxable year as dividends (without regard to the deduction for dividends paid) and (ii) our net tax-exempt income. We intend to timely distribute to our stockholders substantially all of our annual taxable income for each taxable year. However, we may retain certain net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) for reinvestment and, depending upon the level of taxable income earned in a taxable year, we may choose to carry forward taxable income for distribution in the following taxable year. In such a case, we would be subject to U.S. federal income tax and possibly U.S. federal excise tax on such retained amounts. We generally will be required to pay such U.S. federal excise tax if our distributions in respect of a calendar year do not exceed the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gains in excess of capital losses (adjusted for certain ordinary losses) for the one-year period ending on October 31 of the calendar year and (3) certain undistributed amounts from previous years on which we paid no U.S. federal income tax. If we retain net capital gains, we may treat such amounts as deemed distributions to our stockholders. In that case, you will be treated as if you had received an actual distribution of the capital gains we retained and then you reinvested the net after-tax proceeds in our common stock. In general, you also will be eligible to claim a tax credit (or, in certain circumstances, obtain a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. The distributions we pay to our stockholders in a taxable year may exceed our taxable income for that taxable year and, accordingly, a portion of such distributions may constitute a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to stockholders after the end of the calendar year. Please refer to “Certain U.S. Federal Income Tax Consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for further information regarding the tax treatment of our distributions and the tax consequences of our retention of net capital gains.

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

For the three months ended March 31, 2026 and 2025, we incurred Management Fees of $330,023 and $413,060, respectively.

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

Recent Developments

Investment Activity

Effective April 7, 2026, borrowings under the Credit Facility were paid down to $0.

On April 9, 2026, we made an incremental investment in Blue Chip Group, LLC in the form of a second lien term loan with a cost of approximately $900,000.

On April 30, 2026, we made an investment in Recreational Products Consolidation Company, LLC in the form of a second lien term loan with a cost of approximately $1,650,000.

Distributions

On May 8, 2026, we declared a distribution of $20.165 per share, or $3,409,921, payable on May 20, 2026 to stockholders of record as of May 8, 2026.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, including pursuant to our Credit Facility, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher costs on any outstanding floating rate borrowings, which may reduce our net investment income.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Income
-25 Basis Points	$(194)	$(66)	$(128)
Base Interest Rate	-	-	-
+100 Basis Points	959	264	695
+200 Basis Points	2,004	528	1,476
+300 Basis Points	3,049	792	2,257

This analysis is indicative of the potential impact on our investment income as of March 31, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our Credit Facility after March 31, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on March 27, 2026), which could materially affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Equity Securities

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

We have adopted insider trading policies and procedures governing the purchase, sale, and disposition of our securities by our officers and directors that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation(2)
3.3	Bylaws(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Previously filed as an exhibit to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 (File No. 000-56068) filed with the SEC on August 16, 2019.
(2)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on September 16, 2020.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Muzinich BDC, Inc.

Date: May 13, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer (Principal Financial Officer)