Form 10-Q
period 2026-06-30
Muzinich BDC, Inc.
filed 2026-08-13
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of August 13, 2026.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $175,903,299 and $201,474,513, respectively)	$173,790,267	$192,685,903
Affiliated investments, at fair value (amortized cost of $60,401,798 and $49,176,869, respectively)	40,294,910	24,577,684
Cash and Cash Equivalents	1,148,024	3,605,909
Receivables:
Interest	31,454	27,969
Other assets	2,882	2,882
Total Assets	$215,267,537	$220,900,347

Liabilities:
Credit facility (Note 9)	83,000,000	77,850,000
Management fees payable	322,923	355,768
Directors' fees payable	45,000	-
Distributions payable	-	4,884,481
Professional fees payable	256,826	323,412
Accrued other general and administrative expenses	71,860	109,492
Total Liabilities	$83,696,609	$83,523,153

Commitments and Contingencies (Note 5)

Net Assets:
Common Stock, $0.001 par value; 500,000 shares authorized, 169,101.0 and 169,101.0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	169	169
Additional paid-in capital	173,245,723	173,245,721
Total distributable (accumulated) earnings/(losses)	(41,674,964)	(35,868,696)
Total Net Assets	$131,570,928	$137,377,194
Total Liabilities and Net Assets	$215,267,537	$220,900,347
Net Asset Value Per Share	$778.06	$812.40

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$2,051,740	$3,093,297	$3,771,190	$6,297,466
Income from payment-in-kind interest	908,681	909,764	1,677,286	1,722,237
Total investment income from non-controlled/non-affiliated investments and cash equivalents	2,960,421	4,003,061	5,448,476	8,019,703
Investment income from affiliated investments:
Interest income	437,929	738,741	794,320	1,463,351
Income from payment-in-kind interest	112,700	805,425	186,948	1,544,162
Total investment income from affiliated investments	550,629	1,544,166	981,268	3,007,513
Total Investment Income	3,511,050	5,547,227	6,429,744	11,027,216

Expenses:
Management fees	322,923	411,014	652,947	824,074
Professional fees	181,144	451,523	362,230	629,269
Directors’ fees and expenses	45,696	45,000	90,696	90,000
Interest expense	213,570	292,628	344,300	745,496
Other general and administrative expenses	60,973	76,565	172,466	188,183
Total Expenses	824,306	1,276,730	1,622,639	2,477,022
Net Investment Income	2,686,744	4,270,497	4,807,105	8,550,194
Net realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on investments
Net realized gains/(losses) on investments:
Non-controlled/non-affiliated investments	(18,825,254)	-	(18,371,325)	-
Total net realized gains/(losses) on investments	(18,825,254)	-	(18,371,325)	-
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	23,115,617	24,371	23,058,922	389,728
Affiliated investments	(10,427,020)	(8,878,838)	(11,891,047)	(9,093,256)
Total Net Change in Unrealized Appreciation/(Depreciation) on Investments	12,688,597	(8,854,467)	11,167,875	(8,703,528)
Total Net Realized gains/(losses) and Unrealized Appreciation/(Depreciation) on Investments	(6,136,657)	(8,854,467)	(7,203,450)	(8,703,528)
Net Increase/(Decrease) in Net Assets Resulting from Operations on Investments	$(3,449,913)	$(4,583,970)	$(2,396,345)	$(153,334)
Basic and Diluted Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share	$(20.40)	$(27.11)	$(14.17)	$(0.90)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net Increase/(Decrease) in Net Assets Resulting from Operations:
Net investment income	$2,686,744	$4,270,497	$4,807,105	$8,550,194
Total net realized gain (loss)	(18,825,254)	-	(18,371,325)	-
Total net change in unrealized appreciation/(depreciation)	12,688,597	(8,854,467)	11,167,875	(8,703,528)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(3,449,913)	(4,583,970)	(2,396,345)	(153,334)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(3,409,921)	(4,259,653)	(3,409,921)	(4,710,307)
Decrease in Net Assets Resulting from Stockholder Distributions	(3,409,921)	(4,259,653)	(3,409,921)	(4,710,307)
Total Increase/(Decrease) in Net Assets	(6,859,834)	(8,843,623)	(5,806,266)	(4,863,641)
Net Assets, beginning of period	138,430,762	175,820,436	137,377,194	171,840,454
Net Assets, End of Period	$131,570,928	$166,976,813	$131,570,928	$166,976,813
Net Asset Value Per Share	$778.06	$987.44	$778.06	$987.44
Common Shares Outstanding at the End of the Period	169,101.0	169,101.0	169,101.0	169,101.0
Dividend Distribution Per Share	$20.17	$25.19	$20.17	$27.86

The accompanying notes are an integral part of these consolidated financial statements

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended June 30,
Cash Flows from Operating Activities:	2026	2025
Net increase (decrease) in net assets resulting from operations	$(2,396,345)	$(153,334)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (income)/expenses from payment-in-kind interest	(1,864,234)	3,266,399
Net amortization of premium (accretion of discount)	(557,462)	(7,626,782)
Sales and maturities of and principal paydowns on investments	268,905,331	311,059,762
Purchases and drawdowns of investments	(270,508,675)	(268,239,476)
Net realized (gains) losses on investments	18,371,325	—
Net change in unrealized (appreciation)/depreciation on investments	(11,167,875)	8,703,528
Changes in operating assets and liabilities:
Receivables - interest	(3,485)	71,330
Directors' fees payable	45,000	—
Accrued other general and administrative expenses	(37,632)	141,891
Management fees payable	(32,845)	(16,254)
Professional fees payable	(66,586)	82,925
Net Cash Provided by (Used in) Operating Activities	686,517	47,289,989
Cash Flows from Financing Activities:
Borrowings on credit facility	163,588,959	188,189,135
Payments on credit facility	(158,438,959)	(227,150,592)
Distributions (net of change in Distributions payable)	(8,294,402)	(8,298,629)
Net Cash Provided by (Used in) Financing Activities	(3,144,402)	(47,260,086)
Net Increase/(Decrease) in Cash and Cash Equivalents	(2,457,885)	29,903
Cash and cash equivalents, beginning of period	3,605,909	5,130,685
Cash and Cash Equivalents, End of Period	$1,148,024	$5,160,588

Supplemental Information
Cash paid during the period for interest	$344,300	$745,496

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Automotive
AGS Automotive Solutions Holdings		Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,730,275	$10,676,203	$10,745,312	8.2%
AGS Automotive Solutions Holdings		Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,412,850	4,407,471	4,419,033	3.4%
Total Automotive										$15,083,674	$15,164,345	11.6%

Commercial Building Products
Montbleau Holdings, LLC	(3)	Second Lien Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,163,061	$8,047,988	$8,088,051	6.1%
Montbleau Holdings, LLC	(3)	Second Lien Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,101,913	5,020,283	5,055,032	3.8%
Total Commercial Building Products										$13,068,271	$13,143,083	9.9%

Industrial Machinery
Diamond Blade Warehouse LLC	(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,350,000	$11,165,252	$11,420,754	8.7%
Total Industrial Machinery										$11,165,252	$11,420,754	8.7%

IT Consulting
Macrosoft, Inc.	(3)	Second Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.25000%	N/A	5/31/2023	5/31/2028	9,363,874	$9,185,501	$9,402,887	7.1%
Total IT Consulting										$9,185,501	$9,402,887	7.1%

Leisure Facilities
Quest Bidco (GoApe) LLC	(3)(7)(10)	First Lien Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	12.95336%	12.95336%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025, 1/13/2026, 1/21/2026, 2/3/2026	5/9/2027	19,581,960	$19,501,493	$4,895,757	3.7%
Quest Bidco (GoApe) LLC	(7)(10)	Super Senior Priority Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	22,305	20,825	—	0.0%
Total Leisure Facilities										$19,522,318	$4,895,757	3.7%

Leisure Products
Aqua Leisure Recreation, LLC	(7)	Second Lien Term Loan	-	-	13.00000%	13.00000%	4/30/2026	6/30/2028	1,687,155	$1,687,155	$1,650,000	1.3%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Recreational Products Consolidation Company, LLC	(7)	Promissory Note	-	-	0.00000%	N/A	4/30/2026	6/30/2028	343,750	343,750	343,750	0.3%
Total Leisure Products										$2,030,905	$1,993,750	1.6%

Packaged Foods & Meats
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.55675%	15.55675%	11/23/2021	5/24/2027	17,258,902	$17,090,057	$15,247,397	11.6%
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.55675%	15.55675%	8/8/2023	5/24/2027	1,636,553	1,619,814	1,445,814	1.1%
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.55675%	15.55675%	4/9/2026	5/24/2027	932,280	932,280	932,280	0.7%
Total Packaged Foods & Meats										$19,642,151	$17,625,491	13.4%
Total Senior Secured Loan Debt Investments										$89,698,072	$73,646,067	56.0%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Common Stock(8)(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC		Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,252,964	1.0%
Total Apparel, Accessories & Luxury Goods										$650,000	$1,252,964	1.0%

Automotive
AGS Automotive Solutions Holdings		Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$187,695	0.1%
AGS Automotive Solutions Holdings		Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	171,476	0.1%
Total Automotive										$1,910,001	$359,171	0.2%

Commercial Building Products
Montbleau Holdings, LLC		Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,186,373	0.9%
Total Commercial Building Products										$510,000	$1,186,373	0.9%

IT Consulting
Macrosoft, Inc.		Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,165,688	0.9%
Total IT Consulting										$300,000	$1,165,688	0.9%

Leisure Facilities
QUEST JVCO LIMITED	(7)(8)(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$—	0.0%
QUEST JVCO LIMITED	(7)(8)(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	—	0.0%
Total Leisure Facilities										$750,000	$—	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC		Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$—	0.0%
Total Packaged Foods & Meats										$1,000,000	$—	0.0%
Total Equity Investments - Common Stock										$5,120,001	$3,964,196	3.0%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings		Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,186	0.2%
Total Automotive										$75,396	$226,186	0.2%

Diversified Support Services
Sayres and Associates LLC		Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024, 12/31/2025	N/A	403,216	$403,216	$848,933	0.6%
Total Diversified Support Services										$403,216	$848,933	0.6%

Industrial Machinery
Diamond Blade Warehouse LLC	(7)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,833,275	1.4%
Total Industrial Machinery										$2,325,000	$1,833,275	1.4%

Leisure Products
Recreational Products Holding Company, LLC	(7)	Preferred Stock - Class B	N/A	N/A	8.00000%	N/A	4/30/2026	N/A	25,311,140	$24,608,323	$20,151,374	15.3%
Total Leisure Products										$24,608,323	$20,151,374	15.3%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC		Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$—	0.0%
3RC Blue Chip Group Holdings Invesco LLC		Preferred Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	—	0.0%
Total Packaged Foods & Meats										$659,943	$—	0.0%
Total Equity Investments - Preferred Stock										$28,071,878	$23,059,768	17.5%

Total Equity Investments										$33,191,879	$27,023,964	20.5%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Short-Term Investments
First American Government Obligation Class X	(13)	Money Market Fund	N/A	N/A	N/A	N/A	6/25/2026	N/A	4,526,451	$4,526,451	$4,526,451	3.4%
First American Treasury Obligation Class X	(13)	Money Market Fund	N/A	N/A	N/A	N/A	6/25/2026	N/A	395,329	395,329	395,329	0.3%
United States Treasury Bill	(5)(6)	N/A	N/A	N/A	N/A	N/A	4/8/2026	7/2/2026	108,500,000	108,489,232	108,489,232	82.5%
US Bank Money Market Fund	(13)	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	4,134	4,134	0.0%
Total Short-Term Investments										$113,415,146	$113,415,146	86.2%

Total Investments										$236,305,097	$214,085,177	162.7%

Liabilities in Excess of Other Assets											$(82,514,249)	(62.7)%
Net Assets											$131,570,928	100.0%

SOFR - Secured Overnight Financing Rate

(1)	Other than equity investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments, using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of June 30, 2026 (Unaudited)

(in thousands, except shares)

(3)	Variable rate security; the rate shown is the rate in effect as of June 30, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(4)	Senior Secured Loan Debt Investments generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Senior Secured Loan Debt Investments are generally exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”); however, such Investments may contain certain restrictions on resale and cannot be sold publicly. Floating rate Senior Secured Loan Debt Investments often require prepayments from excess cash flow or permit the borrower to prepay at its election. The degree to which borrowers prepay, whether as a contractual requirement or at their election, cannot be predicted with certainty, and may affect the average life and yield of such investment.

(5)	Represents positions held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of June 30, 2026 for additional information on the Company's restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $27,023,964 at fair value and represented 20.5% of the Company’s net assets.

(13)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

The accompanying notes are an integral part of these consolidated financial statements

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC(3)	First Lien Term Loan	3 Month SOFR USD + 6.00%	3.00%	10.24686%	N/A	4/13/2022	4/13/2027	6,155,840	$6,108,030	$6,168,202	4.5%
Total Apparel, Accessories & Luxury Goods									$6,108,030	$6,168,202	4.5%

Automotive
AGS Automotive Solutions Holdings	Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,606,786	$10,452,073	$10,624,290	7.7%
AGS Automotive Solutions Holdings	Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,362,065	4,348,085	4,369,263	3.2%
Total Automotive									$14,800,158	$14,993,553	10.9%

Commercial Building Products
Montbleau Holdings, LLC(3)	Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,121,999	$8,025,410	$8,090,740	5.9%
Montbleau Holdings, LLC(3)	Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,076,250	5,007,263	5,056,713	3.7%
Total Commercial Building Products									$13,032,672	$13,147,453	9.6%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(3),(7),(10)	First Lien Term Loan	3 Month SOFR USD + 8.75%	4.00%	12.73525%	2.00000%	3/3/2023	3/3/2028	15,662,726	$15,483,344	$-	0.0%
Total Computer and Electronics Retail									$15,483,344	$-	0.0%

Industrial Machinery
Diamond Blade Warehouse(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,855,005	$11,696,207	$11,990,438	8.7%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Total Industrial Machinery									$11,696,207	$11,990,438	8.7%

IT Consulting
Macrosoft, Inc.(3)	First Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.49686%	N/A	5/31/2023	5/31/2028	12,029,500	$11,877,920	$12,137,843	8.8%
Total IT Consulting									$11,877,920	$12,137,843	8.8%

Leisure Facilities
Quest Bidco (GoApe) LLC(3),(7),(10)	Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	13.24686%	13.24686%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025	5/9/2027	18,081,960	$18,001,493	$10,766,502	7.8%
Quest Bidco (GoApe) LLC(7),(10)	First Lien Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	12,400	0.0%
Total Leisure Facilities									$18,022,318	$10,778,902	7.8%
Leisure Products
Aqua Leisure Recreational (8),(10)	Term Loan B-1	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	$24,608,323	$17,317,497	12.6%
Aqua Leisure Recreational (8),(10)	Term Loan B-2	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	393,494	0.3%
Total Leisure Products									$24,952,073	$17,710,991	12.9%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Packaged Foods & Meats
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	11/23/2021	5/24/2027	15,840,126	$15,695,235	$15,347,506	11.2%
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	8/8/2023	5/24/2027	1,515,797	1,497,890	1,468,656	1.1%
Total Packaged Foods & Meats									$17,193,126	$16,816,162	12.3%
Total Senior Secured Loan Debt Investments									$133,165,847	$103,743,544	75.5%

Equity Investments - Common Stock(8),(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC	Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,037,349	0.8%
Total Apparel, Accessories & Luxury Goods									$650,000	$1,037,349	0.8%

Automotive
AGS Automotive Solutions Holdings	Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$304,888	0.2%
AGS Automotive Solutions Holdings	Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	278,542	0.2%
Total Automotive									$1,910,001	$583,430	0.4%

Commercial Building Products
Montbleau Holdings, LLC	Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,338,889	1.0%
Total Commercial Building Products									$510,000	$1,338,889	1.0%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Asset
Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-1	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-3	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	400,000	-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class C	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	-	-	0.0%
Total Computer and Electronics Retail									$900,000	$-	0.0%
IT Consulting
Macrosoft, Inc.	Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,000,525	0.7%
Total IT Consulting									$300,000	$1,000,525	0.7%

Leisure Facilities
QUEST JVCO LIMITED(7),(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$-	0.0%
QUEST JVCO LIMITED LOAN NOTES(7),(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
Total Leisure Facilities									$750,000	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$430,010	0.3%
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	68,814	0.1%
Total Packaged Foods & Meats									$1,159,943	$498,824	0.4%
Total Equity Investments - Common Stock									$6,179,944	$4,459,016	3.3%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings	Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive									$75,396	$226,187	0.2%

Diversified Support Services
Sayres and Associates (Vikings35)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	$806,431	$1,494,330	1.1%
Total Diversified Support Services									$806,431	$1,494,330	1.1%

Industrial Machinery
Diamond Blade Warehouse(7),(8)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,808,344	1.3%
Total Industrial Machinery									$2,325,000	$1,808,344	1.3%

Leisure Products
Aqua Leisure Recreational(10)	Preferred Stock	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,121,763	$2,125,354	$-	0.0%
Aqua Leisure Recreational(10)	Preferred Stock 2	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Total Leisure Products									$2,281,604	$-	0.0%
Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$215,006	0.2%
Total Packaged Foods & Meats									$500,000	$215,006	0.2%
Total Equity Investments - Preferred Stock									$5,988,431	$3,743,867	2.8%

Total Equity Investments									$12,168,375	$8,202,883	6.1%

Short-Term Investments
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.74000%	N/A	11/4/2025, 12/12/2025, 12/19/2025	1/2/2026	72,600,000	$72,592,569	$72,592,569	52.8%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.59000%	N/A	12/23/2025	1/6/2026	18,750,000	$18,740,786	$18,740,786	13.6%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.52000%	N/A	12/31/2025	1/13/2026	14,000,000	$13,983,805	$13,983,805	10.2%
Total Short-Term Investments									$105,317,160	$105,317,160	76.6%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Money Market Funds
US Bank Money Market Fund	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	$4,134	$4,134	0.0%
Total Money Market Funds									$4,134	$4,134	0.0%
Total Investments									$250,655,516	$217,267,721	158.2%

Liabilities in Excess of Other Assets										(79,890,527)	(58.2)%
Net Assets										$137,377,194	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, such as the SOFR, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $8,202,883 at fair value and represented 6.1% of the Company’s net assets.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of June 30, 2026, the Company’s cash and cash equivalents balance totaled $1,148,024. As of December 31, 2025, the Company’s cash and cash equivalents balance totaled $3,605,909.

The Company presents investments in money market funds and U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments.”

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

When an investment is placed on non-accrual status:

●	accrued but unpaid interest is reversed against current period interest income;

●	the Company ceases to accrue interest income on the investment;

●	cash interest payments received, if any, are applied as a reduction of the investment’s amortized cost basis unless management believes collection of principal is probable, in which case cash received may be recognized as interest income on a cash basis; and

●	original issue discount (“OID”) and PIK interest are no longer accrued.

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

As of June 30, 2026, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Three Months Ended June 30, 2026)	Interest Income Foregone (Six Months Ended June 30, 2026)
Quest Bidco (GoApe) LLC	First Lien Delayed Draw Term Loan	$19,501,493	$4,895,757	3 Month SOFR USD + 9.00%	$649,639	$1,330,791
Quest Bidco (GoApe) LLC	Super Senior Priority Term Loan	$20,825	$-	5.00000%	$273	$540

Interest income foregone represents the amount of interest income that would have been recognized during the three and six months ended June 30, 2026 had such investments remained on accrual status, based on contractual rates in effect during the respective period.

As of June 30, 2026:

●	Non-accrual investments had an aggregate amortized cost of $19.5 million and an aggregate fair value of $4.9 million.

●	Non-accrual investments represented 8.3% and 2.3% of total investments at amortized cost and fair value, respectively.

●	The Company did not recognize any cash interest income on a non-accrual basis during both of the three and six months ended June 30, 2026.

As of December 31, 2025, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Year Ended December 31, 2025)
Midwest Trading Group Acquisition, LLC	First Lien Term Loan	$15,483,344	$-	3 Month SOFR USD + 8.75%	$1,031,585
Quest Bidco (GoApe) LLC	Delayed Draw Term Loan	$18,001,493	$10,766,502	3 Month SOFR USD + 9.00%	$1,200,289
Quest Bidco (GoApe) LLC	First Lien Term Loan	$20,825	$12,400	-	$532
Aqua Leisure Recreational	Term Loan B-1	$24,608,323	$17,317,497	-	$630,589
Aqua Leisure Recreational	Term Loan B-2	$343,750	$393,494	-	$-

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

Segment Reporting

The Company timely adopted Accounting Standards Update 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The Company’s adoption of ASU 2023-07 impacted disclosures only and did not affect the Company’s financial position, results of operations, cash flows, or NAV.

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

Significant expense categories regularly provided to and reviewed by the CODM include Management Fees and Incentive Fees (each as defined below), interest expense, professional fees, directors’ fees and expenses, and other general and administrative expenses. These expense categories are reported in the Company’s Consolidated Statements of Operations.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the six months ended June 30, 2026, the Company declared the following distribution.

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921

During the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

Components of net assets, tax cost, and the tax status of distributions are determined at year-end. As of December 31, 2025, the Company’s components of total distributable (accumulated) earnings/(losses) on a tax basis were as follows:

As of December 31, 2025
Undistributed ordinary income—net	$-
Total Undistributed Earnings	$-
Capital loss carryforward
Perpetual long-term capital loss carryforward	$(7,737)
Perpetual short-term capital loss carryforward	(100,075)
Timing differences (organizational costs/other)	(2,330,203)
Unrealized earnings (losses)—net	(33,430,681)
Total Distributable (Accumulated) Earnings/(Losses)	$(35,868,696)

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

During the three and six months ended June 30, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

The difference between the Company’s U.S. GAAP-basis total distributable (accumulated) earnings/(losses) and its tax basis total distributable (accumulated) earnings/(losses) as of December 31, 2025, was primarily due to reclassification of a non-deductible excise tax and other non-deductible fund expenses to additional paid-in capital. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences as follows:

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

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. For the three and six months ended June 30, 2026 and 2025, the Company incurred Management Fees of $322,923, $652,947, $411,014 and $824,074, respectively.

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

For the three and six months ended June 30, 2026 and 2025, the Company did not incur any Incentive Fees.

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

The Investment Management Agreement was approved for an initial two-year term on August 8, 2019, was most recently renewed for a successive one-year period on July 14, 2026, and will remain in full force and effect for successive one-year periods thereafter, but only so long as such continuance is specifically approved at least annually by (a) the vote of a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Company (the “Independent Directors”) and in accordance with the requirements of the 1940 Act, and (b) by a vote of (1) a majority of the Board of Directors or (2) a majority of the Company’s outstanding voting securities. The Investment Management Agreement may, on 60 days’ written notice to the other party, be terminated in its entirety at any time without the payment of any penalty, by the Company (following determination by the Board of Directors or by vote of a majority of the Company’s outstanding voting securities), or by the Adviser. The Investment Management Agreement shall automatically terminate in the event of its assignment.

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

For the three and six months ended June 30, 2026 and 2025, the Company incurred fees of $24,600, $49,200, $0 and $0, respectively, payable under the Administration Agreement and reflected within Professional Fees on the Consolidated Statements of Operations. For the three and six months ended June 30, 2026 and 2025, the Company incurred fees of $16,400, $32,800, $24,600 and $16,400, respectively, payable under the Fund Accounting Agreement and reflected within Professional Fees on the Consolidated Statements of Operations.

Placement Agent Agreement

The Company is party to a Placement Agent Agreement with Muzinich Capital LLC (the “Placement Agent”), pursuant to which the Placement Agent provides certain services in connection with the Private Offerings. The Placement Agent is an affiliate of the Adviser and these services are provided on a fee-free basis.

The Company’s offshore capital raising activity was neither conducted nor supervised by the Placement Agent. The Placement Agent in effect outsourced to its European affiliates to ensure that the domestic and offshore offerings would be treated as needed for Securities Act regulatory purposes as wholly separate and distinct from one another.

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

Reimbursement of Certain Expenses

During the three and six months ended June 30, 2026 and 2025, Muzinich & Co. paid certain operating costs on behalf of the Company, which were recorded by the Company. The Company reimburses Muzinich & Co. for costs paid on its behalf. Amounts reimbursable to Muzinich & Co. related to these expenses totaled $198 and $2,359, respectively, for the three months ended June 30, 2026 and 2025, and $21,961 and $9,670, respectively, for the six months ended June 30, 2026 and 2025. These amounts are included within "Professional fees payable" and "Accrued other general and administrative expenses," as applicable, on the Consolidated Statements of Assets and Liabilities

Shares Held by Affiliated Accounts

As of June 30, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich US Private Debt, SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

As of December 31, 2025, certain entities affiliated with the Adviser held shares of the Company. Muzinich US Private Debt, SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

Co-Investment Exemptive Order

On May 27, 2026, the SEC issued an exemptive order (the “Exemptive Order”) which permits the Company to co-invest in portfolio companies with certain funds or entities managed by the Adviser or its affiliates in certain negotiated transactions where such transactions would otherwise be prohibited under the 1940 Act, subject to the conditions of the Exemptive Order.

Investments in Affiliates

Affiliated companies are those that are “affiliated persons” of the Company, as defined in Section 2(a)(3) of the 1940 Act. They include, among other entities, issuers of which 5% or more of their outstanding voting securities are held by the Company.

During the six months ended June 30, 2026, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt Investments	Par Value as of June 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2026	Interest Income	Income from PIK Interest
Aqua Leisure Recreation, LLC Second Lien Term Loan	$1,687,155	$-	$1,650,000	-	$37,155	$-	$(37,155)	$1,650,000	$-	$37,155
Diamond Blade Warehouse LLC First Lien Term Loan	$11,350,000	$11,990,438	$-	$(679,798)	$148,843	$-	$(38,729)	$11,420,754	$794,320	$149,793
Quest Bidco (GoApe) LLC First Lien Delayed Draw Term Loan	$19,581,960	$10,766,502	$1,500,000	-	$-	$-	$(7,370,745)	$4,895,757	$-	$-
Quest Bidco (GoApe) LLC Super Senior Priority Term Loan	$22,305	$12,400	$-	-	$-	$-	$(12,400)	$-	$-	$-
Recreational Products Consolidation Company, LLC Promissory Note	$343,750	$-	$343,750	-	$-	$-	$-	$343,750	$-	$-
Total						$-	$(7,459,029)	$18,310,261	$794,320	$186,948

Equity Investments - Common Stock	Units as of June 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2026	Dividend Income
QUEST JVCO LIMITED Common Stock Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED Common Stock	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$-	$-	$-

Equity Investments - Preferred Stock	Units as of June 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2026	Dividend Income
Diamond Blade Warehouse LLC Preferred Stock – Class A	1,095,044	$1,808,344	$-	$-	$-	$24,931	$1,833,275	$-
Recreational Products Holding Company, LLC Preferred Stock – Class B	25,311,140	$-	$24,608,323	$-	$-	$(4,456,949)	$20,151,374	$-
Total					$-	$(4,432,018)	$21,984,649	$-

Total Affiliates	Income from PIK Interest	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2026
	$186,948	$794,320	$-	$(11,891,047)	$40,294,910

During the six months ended June 30, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt Investments	Par Value as of June 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of June 30, 2025	Interest Income	Income from PIK Interest
Midwest Trading Group Acquisition, LLC First Lien Term Loan	$15,682,726	$15,207,254	$-	$(38,811)	$167,713	$-	$(7,352,355)	$8,061,423	$1,020,365	$256,330
Diamond Blade Warehouse First Lien Term Loan	$11,704,647	$11,787,557	$-	$-	$186,941	$-	$(90,570)	$11,883,928	$871,233	$170,902
Quest Bidco (GoApe) LLC Second Lien Term Loan	$17,431,960	$12,119,884	$1,326,500	$(136,366)	$1,001,530	$-	$(1,469,702)	$13,114,578	$1,115,915	$1,116,416
Quest Bidco LLC Second Lien Term Loan	$20,825	$16,423	$-	$-	$514	$-	$(1,270)	$15,667	$-	$514
Total						$-	$(8,913,897)	$33,075,596	$3,007,513	$1,544,162

Equity Investments - Common Stock	Shares as of June 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of June 30, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-		$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-		$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-		$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-		$-	$-
Total		$-	$-	$-	$-	(341,014)	$-	$-

Equity Investments - Preferred Stock	Shares as of June 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of June 30, 2025	Dividend Income
Diamond Blade Warehouse	1,095,044	$2,002,864	$-	$-	$-	$161,656	$2,164,520	$-
Total					$-	$161,656	$2,164,520	$-

Total Affiliates	Income from PIK Interest	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of June 30, 2025
	$1,544,162	$3,007,513	$-	$(9,093,255)	$35,240,116

5. Commitments and Contingencies

As of June 30, 2026, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

As of December 31, 2025, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

Any such commitments are generally subject to the Company’s discretion to approve or are subject to the satisfaction of certain financial and non-financial covenants and involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the Company’s Consolidated Statements of Assets and Liabilities that are not reflected therein.

As of June 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

As of both June 30, 2026 and December 31, 2025, the Company had investments in 10 portfolio companies. The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Investments	$89,698,072	$73,646,067	$133,165,847	$103,743,544
Equity Investments - Common Stock	5,120,001	3,964,196	6,179,944	4,459,016
Equity Investments - Preferred Stock	28,071,878	23,059,768	5,988,431	3,743,867
Money Market Funds	4,925,914	4,925,914	-	-
United States Treasury Bill	108,489,232	108,489,232	105,317,160	105,317,160
Total Investments	$236,305,097	$214,085,177	$250,651,382	$217,263,587

100% of the Company’s investments as of June 30, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of June 30, 2026 and December 31, 2025 was as follows (excluding short-term investments and money market funds):

	June 30, 2026	December 31, 2025
Leisure Products	16.8%	12.9%
Packaged Foods & Meats	13.4%	12.8%
Automotive	12.0%	11.5%
Commercial Building Products	10.9%	10.6%
Industrial Machinery	10.1%	10.0%
IT Consulting	8.0%	9.6%
Leisure Facilities	3.7%	7.8%
Apparel, Accessories & Luxury Goods	1.0%	5.2%
Diversified Support Services	0.6%	1.1%
Total	76.5%	81.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of June 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$73,646,067	$73,646,067
Equity Investments – Common Stock	-	-	3,964,196	3,964,196
Equity Investments – Preferred Stock	-	-	23,059,768	23,059,768
Money Market Funds	4,925,914	-	-	4,925,914
United States Treasury Bill	-	108,489,232	-	108,489,232
Total	$4,925,914	$108,489,232	$100,670,031	$214,085,177

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$103,743,544	$103,743,544
Equity Investments – Common Stock	-	-	4,459,016	4,459,016
Equity Investments – Preferred Stock	-	-	3,743,867	3,743,867
Money Market Funds	4,134	-	-	4,134
Short-Term Investments	-	105,317,160	-	105,317,160
Total	$4,134	$105,317,160	$111,946,427	$217,267,721

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the six months ended June 30, 2026, and 2025:

	For the six months ended June 30,
Senior Secured Loan Debt Investments	2026	2025
Fair value, beginning of period	$103,743,544	$139,921,361
Purchases of investments	4,587,770	1,670,250
Proceeds from principal pre-payments and sales of investments	(34,198,407)	(17,804,798)
Net realized loss	(15,635,565)	-
Net change in unrealized appreciation/(depreciation)	13,370,297	(9,012,248)
Payment-in-kind interest	1,864,234	-
Net accretion of discount (amortization of premium) on investments	(85,806)	3,458,217
Fair value, end of period	$73,646,067	$118,232,782

	For the six months ended June 30,
Equity Investments - Common Stock	2026	2025
Fair value, beginning of period	$4,459,016	$3,957,055
Purchases of investments	-	-
Proceeds from sales of investments	-	-
Net realized loss	(900,000)	-
Net change in unrealized appreciation/(depreciation)	904,038	457,263
Transfers into (out of) Level 3(1)	(498,858)	-
Fair value, end of period	$3,964,196	$4,414,318

	For the six months ended June 30,
Equity Investments - Preferred Stock	2026	2025
Fair value, beginning of period	$3,743,867	$3,656,818
Purchases of investments	24,608,324	231,646
Proceeds from sales of investments	(848,934)	(55,201)
Net realized loss	(1,835,887)	-
Net change in unrealized appreciation/(depreciation)	(3,106,460)	(93,343)
Transfers into (out of) Level 3(1)	498,858	-
Fair value, end of period	$23,059,768	$3,739,920

(1)	During the six months ended June 30, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassification, or corporate actions.

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the period relating to these Level 3 assets that were still held by the Company as of and for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30,
Net Change in Unrealized Appreciation/(Depreciation)	2026	2025
Senior Secured Loan Debt Investments	$13,370,297	$(9,012,248)
Equity Investments - Common Stock	904,038	457,263
Equity Investments - Preferred Stock	(3,106,460)	(93,343)
Total	$11,167,875	$(8,648,328)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive, but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of June 30, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$71,652,318	Discounted cash flow	Discount rate	4.59 - 16.72%	10.06%
Senior Secured Loan Debt Investments	1,993,750	Recent Transaction Price(1)	N/A	N/A	N/A
Equity Investments - Common Stock	$3,964,196	Market Approach	EBITDA multiples	4.36x – 6.98x	5.59x
Equity Investments - Preferred Stock	$848,933	Contingent Payment(2)	N/A	N/A	N/A
Equity Investments - Preferred Stock	$2,059,460	Market approach	EBITDA multiples	6.43x - 7.91x	7.81x
Equity Investments - Preferred Stock	$20,151,374	Recent Transaction Price(1)	N/A	N/A	N/A
Total	$100,670,031

(1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions made at the closing of such transactions.
(2)	Expected distribution of proceeds after estimated transaction expenses.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$103,743,544	Discounted cash flow	Discount rate	4.24% - 31.47%	13.05%
Equity Investments - Common Stock	$4,459,016	Market approach	EBITDA multiples	3.53x - 6.94x	5.64x
Equity Investments - Preferred Stock	$3,743,867	Market approach	EBITDA multiples	6.43x - 6.80x	7.22x
Total	$111,946,427

8. Net Assets

Common Stock Issuances

During the three and six months ended June 30, 2026, the Company had no common stock issuances.

During the three and six months ended June 30, 2025, the Company had no common stock issuances.

Distributions

During the six months ended June 30, 2026, the Company declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921

During the six months ended June 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2026 and 2025, the Company’s asset coverage ratio was 259% and 325%, respectively.

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

As of and for the six months ended June 30, 2026 and as of and for the year ended December 31, 2025, Credit Facility activity was as follows:

	June 30, 2026	December 31, 2025
Outstanding balance as of period-end	$83,000,000	$77,850,000
Average balance during the period when in use	$61,321,524	$67,727,780
Average interest rate during the period when in use	4.08%	4.58%
Interest expense incurred during the period	$344,300	$980,444

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both June 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net increase/(decrease) in net assets resulting from operations	$(3,449,913)	$(4,583,970)	$(2,396,345)	$(153,334)
Weighted average shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	169,101.0	169,101.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(20.40)	$(27.11)	$(14.17)	$(0.90)

11. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the six months ended June 30,
	2026 (Unaudited)	2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$812.40	$1,016.20
Results of Operations:
Net Investment Income/(Loss)(1)	28.43	50.56
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(42.60)	(51.46)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(14.17)	(0.90)
Distributions to Common Stockholders
Distributions from Net Investment Income	(20.17)	(27.86)
Net Decrease in Net Assets Resulting from Distributions	(20.17)	(27.86)

Net Asset Value, End of Period	$778.06	$987.44

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratio/Supplemental Data
Net assets, end of period	$131,570,928	$166,976,813
Weighted average shares outstanding(2)	169,101.0	169,101.0
Total Return(3)	(1.74)%	(0.10)%
Portfolio turnover(4)	27.00%	1.35%
Ratio of total expenses to average net assets(5)	2.41%	2.91%
Ratio of net investment income/(loss) to average net assets(5)	7.14%	10.05%
Asset coverage ratio	258.52%	324.88%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the six months ended June 30, 2026 and 2025, respectively.

(3)	Total return is based upon the change in net asset value per share between the opening and ending net asset values per share and the issuance of common stock during the respective period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of June 30, 2026, except as disclosed below.

Investment Activity

Effective July 2, 2026, borrowings under the Credit Facility were paid down to $0.

Distributions

On August 10, 2026, the Company declared a distribution of $16.574 per share, or $2,802,679, payable on August 24, 2026 to stockholders of record as of August 10, 2026.

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

As of June 30, 2026, we had capital commitments from investors in the amount of $205,000,000. As of June 30, 2026, we had equity capital in the amount of $173,245,892 with 169,101 shares outstanding. As of June 30, 2025, we had equity capital in the amount of $179,587,861 with 169,101 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. We anticipate raising additional equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings (“Private Offerings”) of our common stock.

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

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, is provided and paid for by our Adviser and its affiliates. We bear all other costs and expenses of our operations, administration and transactions, including, without limitation, but not limited to those relating to:

●	our initial organization costs and operating costs incurred prior to the commencement of our operations;

●	calculating individual asset values and our price per share equal to net asset value (“NAV”) (including the cost and expenses of any independent valuation firms);

●	out-of-pocket expenses, including travel expenses, incurred by the Adviser or members of Muzinich & Co. or payable to third parties performing due diligence on prospective portfolio companies and, if necessary, enforcing our rights as an investor in a portfolio company;

●	costs of offering or effecting any sales of, or repurchases of, our common stock and other securities, if any;

●	costs of obtaining research and market data;

●	the Management Fee (as defined below), any Incentive Fee (as defined below), and any other fees payable under the terms of the Investment Management Agreement;

●	certain costs and expenses relating to distributions paid on our shares of common stock;

●	administration fees payable under our Administration Agreement;

●	costs relating to the engagement of our Chief Compliance Officer;

●	debt service and other costs of borrowings or other financing arrangements;

●	direct costs incurred by the Adviser or its affiliates in providing managerial assistance to portfolio companies;

●	amounts payable to third parties relating to, or associated with, making or holding investments;

●	transfer agent and custodial fees;

●	costs of hedging;

●	commissions and other compensation payable to brokers or dealers;

●	U.S. federal, state and local taxes;

●	Independent Director fees and expenses, including certain travel expenses;

●	costs of preparing financial statements and maintaining books and records and filing reports or other documents with the SEC (or other regulatory bodies), and costs associated with other reporting and/or compliance obligations under applicable federal and/or state laws, including registration and listing fees, and the compensation of professionals responsible for the preparation of any of the foregoing;

●	the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;

●	our fidelity bond;

●	directors’ and officers’/errors and omissions liability insurance, and any other insurance premiums;

●	extraordinary expenses (such as litigation or indemnification payments);

●	direct costs and expenses of administration;

●	fees and expenses associated with audits, accounting, tax advisors and outside legal and consulting costs;

●	costs incurred in connection with the formation or maintenance of entities or vehicles to hold our assets for tax or other purposes;

●	costs of winding up; and

●	all other expenses reasonably incurred by us in connection with making investments and administering our business.

From time to time, our Adviser or its affiliates may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse our Adviser or its affiliates, as applicable, for such amounts paid on our behalf. There is no contractual cap on the amount of reasonable costs and expenses for which our Adviser will be reimbursed.

We have entered into a committed facility agreement with BNP Paribas Prime Brokerage International, Limited (“BNP”) (as amended, the “Loan Agreement” and the facility provided under the Loan Agreement, the “Credit Facility”) and may enter into a future credit facility or other debt arrangements to partially fund our operations. We have incurred costs and expenses, including commitment, origination, legal and/or structuring fees and the related interest costs, associated with any amounts borrowed, and we may incur such costs in the future.

Portfolio Composition and Investment Activity

As of June 30, 2026, we had 13 debt investments and 14 equity investments in ten portfolio companies, along with three money market fund investments, with an aggregate fair value of approximately $214.1 million. As of June 30, 2025, we had 14 debt investments and 15 equity investments in ten portfolio companies with an aggregate fair value of approximately $126.4 million. As of both June 30, 2026 and 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of both June 30, 2026 and 2025 consisted of United States Treasury bills that expire within 120 days of purchase, with an aggregate fair value of approximately $108.5 million and $110.6 million, respectively.

Our investment activity for the six months ended June 30, 2026 and 2025 is presented below. Information presented herein is at cost unless otherwise indicated.

	For the six months ended June 30,
	2026	2025
New investments:
Gross investment purchases	$270,508,675	$268,239,476
Less: sold investments	(268,905,331)	(311,059,762)
Total new investments / investments sold	$1,603,344	$(42,820,286)

Principal/par/unit amount of investments funded:
Senior secured loan debt investments	$7,884,696	$1,670,250
Equity investments	25,311	231,646

Number of new investment commitments	13	4
Average new investment commitment amount	$3,651,509	$475,474
Weighted average maturity for new investment commitments	2.6 Years	2.3 Years
Percentage of new debt investment commitments at floating rates	55%	50%
Percentage of new debt investment commitments at fixed rates	45%	50%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	9%	9%

As of June 30, 2026 and December 31, 2025, our investments consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior Secured Loan Debt Investments	$89,698,072	$73,646,067	34.40%	$133,165,847	$103,743,544	47.76%
Equity Investments - Common Stock	5,120,001	3,964,196	1.85%	6,179,944	4,459,016	2.05%
Equity Investments - Preferred Stock	28,071,878	23,059,768	10.77%	5,988,431	3,743,867	1.72%
Money Market Funds	4,925,914	4,925,914	2.30%	-	-	-%
United States Treasury Bill	108,489,232	108,489,232	50.68%	105,317,160	105,317,160	48.47%
Total Investments	$236,305,097	$214,085,177	100.00%	$250,651,382	$217,263,587	100.00%

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

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Total investment income	$3,511,050	$5,547,227	$6,429,744	$11,027,216
Total expenses	824,306	1,276,730	1,622,639	2,477,022
Net investment income	2,686,744	4,270,497	4,807,105	8,550,194
Total net realized gains (losses)	(18,825,254)	-	(18,371,325)	-
Total net change in unrealized appreciation/(depreciation) on investments	12,688,597	(8,854,467)	11,167,875	(8,703,528)
Net increase/(decrease) in net assets resulting from operations on investments	$(3,449,913)	$(4,583,970)	$(2,396,345)	(153,334)

Net increase/(decrease) in net assets resulting from operations decreased from $(153,334) for the six months ended June 30, 2025 to $(2,396,345) for the six months ended June 30, 2026, primarily reflecting unrealized depreciation attributable to valuation markdowns on select portfolio companies. Net increase/(decrease) in net assets resulting from operations increased from $(4,583,970) for the three months ended June 30, 2025 to $(3,449,913) for the three months ended June 30, 2026, primarily due to changes in unrealized depreciation.

Investment Income

Our investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment income from non-controlled/non-affiliated investments and cash equivalents
Interest income	$2,051,740	$3,093,297	$3,771,190	$6,297,466
Income from payment-in-kind interest	908,681	909,764	1,677,286	1,722,237
Total investment income from non-controlled/non-affiliated investments and cash equivalents	$2,960,421	$4,003,061	$5,448,476	$8,019,703
Investment income from affiliated investments
Interest income	437,929	738,741	794,320	1,463,351
Income from payment-in-kind interest	112,700	805,425	186,948	1,544,162
Total investment income from affiliated investments	$550,629	$1,544,166	$981,268	$3,007,513
Total investment income	$3,511,050	$5,547,227	$6,429,744	$11,027,216

Investment income decreased from $11,027,216 for the six months ended June 30, 2025 to $6,429,744 for the six months ended June 30, 2026, primarily reflecting lower interest income due to the placement of three portfolio companies on non-accrual status. Investment income decreased from $5,547,227 for the three months ended June 30, 2025 to $3,511,050 for the three months ended June 30, 2026, primarily due to a decrease in interest income.

Expenses

Operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Management fees	$322,923	$411,014	$652,947	$824,074
Other operating expenses	501,383	865,716	969,692	1,652,948
Total expenses	$824,306	$1,276,730	$1,622,639	$2,477,022

Total expenses decreased from $2,477,022 for the six months ended June 30, 2025 to $1,622,639 for the six months ended June 30, 2026, primarily due to a reduction in other operating expenses, driven by lower management fees associated with decreased net assets and reduced interest expense as a result of lower average borrowings and interest rates. Total expenses decreased from $1,276,730 for the three months ended June 30, 2025 to $824,306 for the three months ended June 30, 2026, primarily due to a decrease in other operating expenses compared to the three months ended June 30, 2025.

Financial Condition, Liquidity and Capital Resources

We generate and expect to continue to generate cash primarily from our operations and borrowings from banks or other lenders. We have entered into the Loan Agreement, and we may seek to enter into future bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot assure you we will be able to do so, and to the extent we draw on the Credit Facility or enter into other borrowing arrangements, we will be subject to the 150% asset coverage ratio limitation set forth in Section 61 of the 1940 Act. To a limited extent, we may also generate cash from drawdowns in respect of our common stock; however, as our commitment period (“Commitment Period”) has expired, such drawdowns may only be called for the limited purposes set forth above under “Overview.” Our primary uses of cash will be for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, subject to the limitations incumbent upon us given that our Commitment Period has expired; (ii) paying our operating expenses (including fees payable to the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our common stock.

Equity Activity

We have the authority to issue 500,000 shares of common stock at a $0.001 per share par value. Additionally, we have the authority to issue 15,000 shares of preferred stock at a $0.001 per share par value, however we have not issued any preferred stock to date.

During the six months ended June 30, 2026 and 2025, we had no common stock issuances.

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

Contractual Obligations

As of June 30, 2026, we had no unfunded commitments to provide debt financing to our portfolio companies.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both June 30, 2026 and 2025, we had no off-balance sheet arrangements.

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

Distributions

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefore, and no assurance can be given that we will be able to declare distributions in future periods. During the six months ended June 30, 2026, we declared the following distribution:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921

For the six months ended June 30, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653

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

For the three and six months ended June 30, 2026, we incurred Management Fees of $322,923 and $652,947, respectively. For the three and six months ended June 30, 2025, we incurred Management Fees of $411,014 and $824,074, respectively.

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

For the three and six months ended June 30, 2026 and 2025, we did not incur any Incentive Fees.

Recent Developments

Investment Activity

Effective July 2, 2026, borrowings under the Credit Facility were paid down to $0.

Distributions

On August 10, 2026, we declared a distribution of $16.574 per share, or $2,802,679, payable on August 24, 2026 to stockholders of record as of August 10, 2026.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
-25 Basis Points	$(149)	$69	$(80)
Base Interest Rate	—	—	—
+100 Basis Points	663	(277)	386
+200 Basis Points	1,352	(553)	799
+300 Basis Points	2,040	(830)	1,210

This analysis is indicative of the potential impact on our investment income as of June 30, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our Credit Facility after June 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: August 13, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer
(Principal Financial Officer)