Form 10-Q
period 2026-09-30
Muzinich BDC, Inc.
filed 2026-11-12
CIK 1779523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 814-01314

Muzinich BDC, Inc.

(Exact name of registrant as specified in its charter)

Delaware	84-2200473
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 888-3413

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

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

The issuer had 169,101.0 shares of common stock, $0.001 par value per share, outstanding as of November 12, 2026.

MUZINICH BDC, INC.

Form 10-Q for the Quarter Ended September 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Muzinich BDC, Inc.

Consolidated Statements of Assets and Liabilities

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $169,934,718 and $201,474,513, respectively)	$165,866,660	$192,685,903
Affiliated investments, at fair value (amortized cost of $60,535,009 and $49,176,869, respectively)	40,175,303	24,577,684
Cash and cash equivalents	985,377	3,605,909
Receivables:
Interest	53,077	27,969
Other assets	2,882	2,882
Total Assets	$207,083,299	$220,900,347

Liabilities:
Credit facility (Note 9)	76,976,126	77,850,000
Management fees payable	313,135	355,768
Directors’ fees payable	44,010	-
Distributions payable	-	4,884,481
Professional fees payable	241,686	323,412
Accrued other general and administrative expenses	114,010	109,492
Total Liabilities	$77,688,967	$83,523,153

Commitments and Contingencies (Note 5)	-	-

Net Assets:
Common Stock, $0.001 par value; 500,000 shares authorized, 169,101.0 and 169,101.0 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	169	169
Additional paid-in capital	173,245,721	173,245,721
Total distributable (accumulated) earnings/(losses)	(43,851,558)	(35,868,696)
Total Net Assets	$129,394,332	$137,377,194
Total Liabilities and Net Assets	$207,083,299	$220,900,347
Net Asset Value Per Share	$765.19	$812.40

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income
Investment income from non-controlled/non-affiliated investments and cash equivalents:
Interest income	$1,787,329	$1,301,115	$5,558,519	$7,598,581
Income from payment-in-kind interest	1,104,979	1,858,324	2,782,265	3,580,561
Total investment income from non-controlled/non-affiliated investments and cash equivalents	2,892,308	3,159,439	8,340,784	11,179,142
Investment income from affiliated investments:
Interest income	272,727	359,707	1,067,047	1,823,058
Income from payment-in-kind interest	129,183	74,939	316,131	1,619,101
Total investment income from affiliated investments	401,910	434,646	1,383,178	3,442,159
Total Investment Income	3,294,218	3,594,085	9,723,962	14,621,301

Expenses:
Management fees	313,135	391,157	966,082	1,215,231
Professional fees	395,421	132,622	757,651	761,891
Directors’ fees and expenses	45,000	45,000	135,696	135,000
Interest expense	114,454	142,039	458,754	887,535
Other general and administrative expenses	114,886	117,560	287,352	305,743
Total Expenses	982,896	828,378	2,605,535	3,305,400
Net Investment Income	2,311,322	2,765,707	7,118,427	11,315,901
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments
Net realized gains/(losses) on investments:
Non-controlled/non-affiliated investments	522,605	-	(17,848,720)	-
Total Net Realized Gains/(Losses) on Investments	522,605	-	(17,848,720)	-
Net change in unrealized appreciation/(depreciation) on investments:
Non-controlled/non-affiliated investments	(1,955,026)	(374,185)	21,103,896	15,543
Affiliated investments	(252,818)	(10,482,939)	(12,143,865)	(19,576,195)
Total Net Change in Unrealized Appreciation/(Depreciation) on Investments	(2,207,844)	(10,857,124)	8,960,031	(19,560,652)
Total Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation) on Investments	(1,685,239)	(10,857,124)	(8,888,689)	(19,560,652)
Net Increase/(Decrease) in Net Assets Resulting from Operations	$626,083	$(8,091,417)	$(1,770,262)	$(8,244,751)
Basic and Diluted Net Increase/(Decrease) in Net Assets Resulting from Operations per Common Share	$3.70	$(47.85)	$(10.47)	$(48.76)
Weighted Average Common Shares Outstanding - Basic and Diluted (See Note 10)	169,101.0	169,101.0	169,101.0	169,101.0

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net Increase/(Decrease) in Net Assets Resulting from Operations:
Net investment income	$2,311,322	$2,765,707	$7,118,427	$11,315,901
Total net realized gain (loss)	522,605	-	(17,848,720)	-
Total net change in unrealized appreciation/(depreciation)	(2,207,844)	(10,857,124)	8,960,031	(19,560,652)
Net Increase/(Decrease) in Net Assets Resulting from Operations	626,083	(8,091,417)	(1,770,262)	(8,244,751)

Decrease in Net Assets Resulting from Stockholder Distributions
Dividends and distributions to stockholders	(2,802,679)	(4,055,041)	(6,212,600)	(8,765,348)
Decrease in Net Assets Resulting from Stockholder Distributions	(2,802,679)	(4,055,041)	(6,212,600)	(8,765,348)
Total Increase/(Decrease) in Net Assets	(2,176,596)	(12,146,458)	(7,982,862)	(17,010,099)
Net assets, beginning of period	131,570,928	166,976,813	137,377,194	171,840,454
Net Assets, End of Period	$129,394,332	$154,830,355	$129,394,332	$154,830,355
Net Asset Value Per Share	$765.19	$915.61	$765.19	$915.61
Common Shares Outstanding at the End of the Period	169,101.0	169,101.0	169,101.0	169,101.0
Dividend Distribution Per Share	$16.57	$23.98	$36.74	$51.84

The accompanying notes are an integral part of these consolidated financial statements

Muzinich BDC, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(1,770,262)	$(8,244,751)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net (income)/expenses from payment-in-kind interest	(3,098,396)	(5,199,662)
Net amortization of premium (accretion of discount)	(976,524)	(1,582,057)
Sales and maturities of and principal paydowns on investments	472,007,046	454,233,250
Purchases and drawdowns of investments	(465,599,191)	(415,292,037)
Net realized (gains) losses on investments	17,848,720	—
Net change in unrealized (appreciation)/depreciation on investments	(8,960,031)	19,560,652
Changes in operating assets and liabilities:
Receivables - interest	(25,108)	73,396
Directors’ fees payable	44,010	—
Accrued other general and administrative expenses	4,518	132,392
Management fees payable	(42,633)	(36,111)
Professional fees payable	(81,726)	(47,774)
Net Cash Provided by (Used in) Operating Activities	9,350,423	43,597,298
Cash Flows from Financing Activities:
Borrowings on credit facility	240,803,412	271,831,175
Payments on credit facility	(241,677,286)	(301,542,631)
Distributions (net of change in Distributions payable)	(11,097,081)	(12,353,670)
Net Cash Provided by (Used in) Financing Activities	(11,970,955)	(42,065,126)
Net Increase/(Decrease) in Cash and Cash Equivalents	(2,620,532)	1,532,172
Cash and cash equivalents, beginning of period	3,605,909	5,130,685
Cash and Cash Equivalents, End of Period	$985,377	$6,662,857

Supplemental Information
Cash paid during the period for interest	$458,754	$887,535

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Automotive
AGS Automotive Solutions Holdings		Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	12/31/2027	10,772,534	$10,729,584	$10,774,497	8.3%
AGS Automotive Solutions Holdings		Second Lien Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	12/31/2027	4,430,229	4,388,886	4,431,037	3.4%
Total Automotive										$15,118,470	$15,205,534	11.7%

Commercial Building Products
Montbleau Holdings, LLC	(3)	Second Lien Term Loan B	1 Month SOFR USD + 8.00%	7.00%	15.00000%	3.00000%	3/27/2023	3/21/2028	8,204,783	$8,093,941	$8,103,780	6.3%
Montbleau Holdings, LLC	(3)	Second Lien Term Loan C	1 Month SOFR USD + 8.00%	7.00%	15.00000%	3.00000%	11/1/2023	3/21/2028	5,127,989	5,047,675	5,064,862	3.9%
Total Commercial Building Products										$13,141,616	$13,168,642	10.2%

Industrial Machinery
Diamond Blade Warehouse LLC	(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,397,508	$11,241,789	$11,423,480	8.8%
Total Industrial Machinery										$11,241,789	$11,423,480	8.8%

IT Consulting
Macrosoft, Inc.	(3)	Second Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.25000%	N/A	5/31/2023	5/31/2028	8,326,374	$8,175,162	$8,273,771	6.4%
Total IT Consulting										$8,175,162	$8,273,771	6.4%

Leisure Facilities
Quest Bidco (GoApe) LLC	(3)(7)(10)	First Lien Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	10.00000%	12.98704%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024, 12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025, 1/13/2026, 1/21/2026, 2/3/2026	5/9/2027	19,581,960	$19,501,493	$4,864,606	3.8%
Quest Bidco (GoApe) LLC	(7)(10)	Super Senior Priority Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	22,305	20,825	—	0.0%
Total Leisure Facilities										$19,522,318	$4,864,606	3.8%

Leisure Products
Aqua Leisure Recreation, LLC	(7)	Second Lien Term Loan	-	-	13.00000%	13.00000%	4/30/2026	6/30/2028	1,743,829	$1,743,829	$1,719,987	1.3%
Recreational Products Consolidation Company, LLC	(7)	Promissory Note	-	-	0.00000%	N/A	4/30/2026	6/30/2028	343,750	343,750	343,750	0.3%
Total Leisure Products										$2,087,579	$2,063,737	1.6%

Packaged Foods & Meats
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.59043%	15.59043%	11/23/2021	5/24/2027	18,096,859	$17,937,717	$15,385,468	11.9%
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.59043%	15.59043%	8/8/2023	5/24/2027	1,701,757	1,685,891	1,446,788	1.1%
3RC Blue Chip Group Holdings	(3)	Second Lien Term Loan	3 Month SOFR USD + 11.87%	1.14%	15.59043%	15.59043%	4/9/2026	5/24/2027	969,424	969,424	824,179	0.6%
Total Packaged Foods & Meats										$20,593,032	$17,656,435	13.6%
Total Senior Secured Loan Debt Investments										$89,879,966	$72,656,205	56.1%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment-in-Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Common Stock(8)(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC		Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,110,010	0.9%
Total Apparel, Accessories & Luxury Goods										$650,000	$1,110,010	0.9%

Automotive
AGS Automotive Solutions Holdings		Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$320,596	0.2%
AGS Automotive Solutions Holdings		Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	292,893	0.2%
Total Automotive										$1,910,001	$613,489	0.4%

Commercial Building Products
Montbleau Holdings, LLC		Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$723,153	0.6%
Total Commercial Building Products										$510,000	$723,153	0.6%

IT Consulting
Macrosoft, Inc.		Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,088,341	0.8%
Total IT Consulting										$300,000	$1,088,341	0.8%

Leisure Facilities
QUEST JVCO LIMITED	(7)(8)(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$—	0.0%
QUEST JVCO LIMITED	(7)(8)(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	—	0.0%
Total Leisure Facilities										$750,000	$—	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC		Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$—	0.0%
Total Packaged Foods & Meats										$1,000,000	$—	0.0%
Total Equity Investments - Common Stock										$5,120,001	$3,534,993	2.7%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

Portfolio Company(11)	Footnotes	Security	Spread Above Index	Floor	Interest Rate/ Discount Rate	Payment- in-Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal / Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings		Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive										$75,396	$226,187	0.2%

Industrial Machinery
Diamond Blade Warehouse LLC	(7)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,672,104	1.3%
Total Industrial Machinery										$2,325,000	$1,672,104	1.3%

Leisure Products
Recreational Products Holding Company, LLC	(7)	Preferred Stock - Class B	N/A	N/A	8.00000%	N/A	4/30/2026	N/A	25,311,140	$24,608,323	$20,151,376	15.6%
Total Leisure Products										$24,608,323	$20,151,376	15.6%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC		Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$—	0.0%
3RC Blue Chip Group Holdings Invesco LLC		Preferred Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	—	0.0%
Total Packaged Foods & Meats										$659,943	$—	0.0%
Total Equity Investments - Preferred Stock										$27,668,662	$22,049,667	17.1%

Total Equity Investments										$32,788,663	$25,584,660	19.8%

Short-Term Investments
First American Government Obligation Class X	(13)	Money Market Fund	N/A	N/A	N/A	N/A	6/25/2026	N/A	5,063,163	$5,063,163	$5,063,163	3.9%
First American Treasury Obligation Class X	(13)	Money Market Fund	N/A	N/A	N/A	N/A	6/25/2026	N/A	686,061	686,061	686,061	0.5%
United States Treasury Bill	(5)(6)	N/A	N/A	N/A	N/A	N/A	7/6/2026	10/6/2026	102,100,000	102,047,740	102,047,740	78.9%
US Bank Money Market Fund	(13)	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	4,134	4,134	0.0%
Total Short-Term Investments										$107,801,098	$107,801,098	83.3%

Total Investments										$230,469,727	$206,041,963	159.2%

Liabilities in Excess of Other Assets											$(76,647,631)	(59.2)%
Net Assets											$129,394,332	100.0%

SOFR - Secured Overnight Financing Rate

(1)	Other than equity investments and short-term investments, the amortized cost presented represents the original cost of the investment, adjusted for the accretion of discounts and amortization of premiums, as applicable, using the effective interest method.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of September 30, 2026 (Unaudited)

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; the rate shown is the rate in effect as of September 30, 2026. An index may have a negative rate. The interest rate may also be subject to a ceiling or floor.

(4)	Senior Secured Loan Debt Investments generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. These base lending rates are generally (i) the Prime Rate, SOFR, or a rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, or (iii) the Certificate of Deposit rate. Senior Secured Loan Debt Investments are generally exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”); however, such Investments may contain certain restrictions on resale and cannot be sold publicly. Floating rate Senior Secured Loan Debt Investments often require prepayments from excess cash flow or permit the borrower to prepay at its election. The degree to which borrowers prepay, whether as a contractual requirement or at their election, cannot be predicted with certainty, and may affect the average life and yield of such investment.

(5)	Represents positions held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the 1940 Act.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of September 30, 2026 for additional information on the Company’s restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the Company’s portfolio company investments that were subject to restrictions on sales totaled $25,584,660 at fair value and represented 19.8% of the Company’s net assets.

(13)	Represents securities categorized as “Level 1” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

The accompanying notes are an integral part of these consolidated financial statements.

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Senior Secured Loan Debt Investments(4)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC(3)	First Lien Term Loan	3 Month SOFR USD + 6.00%	3.00%	10.24686%	N/A	4/13/2022	4/13/2027	6,155,840	$6,108,030	$6,168,202	4.5%
Total Apparel, Accessories & Luxury Goods									$6,108,030	$6,168,202	4.5%

Automotive
AGS Automotive Solutions Holdings	Second Lien Term Loan	-	-	13.75000%	2.50000%	7/11/2022	7/12/2027	10,606,786	$10,452,073	$10,624,290	7.7%
AGS Automotive Solutions Holdings	Delayed Draw Term Loan	-	-	13.75000%	2.50000%	8/31/2022	7/12/2026	4,362,065	4,348,085	4,369,263	3.2%
Total Automotive									$14,800,158	$14,993,553	10.9%

Commercial Building Products
Montbleau Holdings, LLC(3)	Term Loan B	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	3/27/2023	3/21/2028	8,121,999	$8,025,410	$8,090,740	5.9%
Montbleau Holdings, LLC(3)	Term Loan C	1 Month SOFR USD + 5.00%	7.00%	12.00000%	N/A	11/1/2023	3/21/2028	5,076,250	5,007,263	5,056,713	3.7%
Total Commercial Building Products									$13,032,672	$13,147,453	9.6%

Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(3),(7),(10)	First Lien Term Loan	3 Month SOFR USD + 8.75%	4.00%	12.73525%	2.00000%	3/3/2023	3/3/2028	15,662,726	$15,483,344	$-	0.0%
Total Computer and Electronics Retail									$15,483,344	$-	0.0%

Industrial Machinery
Diamond Blade Warehouse(7)	First Lien Term Loan	-	-	14.50000%	2.50000%	11/28/2023	11/28/2028	11,855,005	$11,696,207	$11,990,438	8.7%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Total Industrial Machinery									$11,696,207	$11,990,438	8.7%

IT Consulting
Macrosoft, Inc.(3)	First Lien Term Loan	3 Month SOFR USD + 7.25%	4.00%	11.49686%	N/A	5/31/2023	5/31/2028	12,029,500	$11,877,920	$12,137,843	8.8%
Total IT Consulting									$11,877,920	$12,137,843	8.8%

Leisure Facilities
Quest Bidco (GoApe) LLC(3),(7),(10)	Delayed Draw Term Loan	3 Month SOFR USD + 9.00%	1.00%	13.24686%	13.24686%	5/9/2022, 10/16/2024, 10/25/2024, 11/6/2024, 11/19/2024,12/18/2024, 1/8/2025, 1/29/2025, 2/26/2025, 11/10/2025	5/9/2027	18,081,960	$18,001,493	$10,766,502	7.8%
Quest Bidco (GoApe) LLC(7),(10)	First Lien Term Loan	-	-	5.00000%	5.00000%	1/29/2024	5/9/2027	20,825	20,825	12,400	0.0%
Total Leisure Facilities									$18,022,318	$10,778,902	7.8%
Leisure Products
Aqua Leisure Recreational (8),(10)	Term Loan B-1	-	-	10.00000%	10.00000%	1/8/2021, 12/2/2021, 3/31/2022, 4/12/2024	12/31/2028	24,675,166	$24,608,323	$17,317,497	12.6%
Aqua Leisure Recreational (8),(10)	Term Loan B-2	-	-	10.00000%	N/A	4/28/2025	12/31/2028	968,750	343,750	393,494	0.3%
Total Leisure Products									$24,952,073	$17,710,991	12.9%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Packaged Foods & Meats
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	11/23/2021	5/24/2027	15,840,126	$15,695,235	$15,347,506	11.2%
3RC Blue Chip Group Holdings(3)	Second Lien Term Loan	3 Month SOFR USD + 9.87%	1.14%	15.85025%	N/A	8/8/2023	5/24/2027	1,515,797	1,497,890	1,468,656	1.1%
Total Packaged Foods & Meats									$17,193,126	$16,816,162	12.3%
Total Senior Secured Loan Debt Investments									$133,165,847	$103,743,544	75.5%

Equity Investments - Common Stock(8),(12)
Apparel, Accessories & Luxury Goods
TEAM NexBelt Investors, LLC	Class A Units	N/A	N/A	N/A	N/A	4/13/2022	N/A	650,000	$650,000	$1,037,349	0.8%
Total Apparel, Accessories & Luxury Goods									$650,000	$1,037,349	0.8%

Automotive
AGS Automotive Solutions Holdings	Common Stock Class A-1	N/A	N/A	N/A	N/A	7/11/2022	N/A	750	$1,000,000	$304,888	0.2%
AGS Automotive Solutions Holdings	Common Stock Class A-2	N/A	N/A	N/A	N/A	10/27/2022	N/A	685	910,001	278,542	0.2%
Total Automotive									$1,910,001	$583,430	0.4%

Commercial Building Products
Montbleau Holdings, LLC	Common Stock	N/A	N/A	N/A	N/A	3/27/2023	N/A	500,000	$510,000	$1,338,889	1.0%
Total Commercial Building Products									$510,000	$1,338,889	1.0%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Asset
Computer and Electronics Retail
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-1	N/A	N/A	N/A	8.00000%	3/3/2023	N/A	500	$500,000	$-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class A-3	N/A	N/A	N/A	N/A	9/5/2024	N/A	400	400,000	-	0.0%
Midwest Trading Group Acquisition, LLC(7),(8)	Common Stock Class C	N/A	N/A	N/A	N/A	3/3/2024, 9/5/2024	N/A	900	-	-	0.0%
Total Computer and Electronics Retail									$900,000	$-	0.0%
IT Consulting
Macrosoft, Inc.	Common Stock	N/A	N/A	N/A	N/A	5/31/2023	N/A	300,000	$300,000	$1,000,525	0.7%
Total IT Consulting									$300,000	$1,000,525	0.7%

Leisure Facilities
QUEST JVCO LIMITED(7),(9)	Common Stock Class A	N/A	N/A	N/A	N/A	5/9/2022	N/A	638,245	$638,245	$-	0.0%
QUEST JVCO LIMITED LOAN NOTES(7),(9)	Common Stock	N/A	N/A	N/A	N/A	5/9/2022	N/A	111,755	111,755	-	0.0%
Total Leisure Facilities									$750,000	$-	0.0%

Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class B	N/A	N/A	N/A	N/A	11/23/2021	N/A	1,000	$1,000,000	$430,010	0.3%
3RC Blue Chip Group Holdings Invesco LLC	Common Stock Class C	N/A	N/A	N/A	N/A	9/12/2025	N/A	160	159,943	68,814	0.1%
Total Packaged Foods & Meats									$1,159,943	$498,824	0.4%
Total Equity Investments - Common Stock									$6,179,944	$4,459,016	3.3%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Equity Investments - Preferred Stock(12)
Automotive
AGS Automotive Solutions Holdings	Preferred Stock	N/A	N/A	8.00000%	N/A	4/11/2025	N/A	663	$75,396	$226,187	0.2%
Total Automotive									$75,396	$226,187	0.2%

Diversified Support Services
Sayres and Associates (Vikings35)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	6/10/2021, 6/12/2023, 3/4/2024	N/A	806,431	$806,431	$1,494,330	1.1%
Total Diversified Support Services									$806,431	$1,494,330	1.1%

Industrial Machinery
Diamond Blade Warehouse(7),(8)	Preferred Stock - Class A	N/A	N/A	8.00000%	N/A	11/29/2023	N/A	1,095,044	$2,325,000	$1,808,344	1.3%
Total Industrial Machinery									$2,325,000	$1,808,344	1.3%

Leisure Products
Aqua Leisure Recreational(10)	Preferred Stock	N/A	N/A	8.00000%	N/A	1/8/2021, 12/2/2021	N/A	2,121,763	$2,125,354	$-	0.0%
Aqua Leisure Recreational(10)	Preferred Stock 2	N/A	N/A	8.00000%	N/A	4/28/2025	N/A	156,250	156,250	-	0.0%
Total Leisure Products									$2,281,604	$-	0.0%
Packaged Foods & Meats
3RC Blue Chip Group Holdings Invesco LLC	Preferred Stock	N/A	N/A	N/A	N/A	8/8/2023	N/A	500	$500,000	$215,006	0.2%
Total Packaged Foods & Meats									$500,000	$215,006	0.2%
Total Equity Investments - Preferred Stock									$5,988,431	$3,743,867	2.8%

Total Equity Investments									$12,168,375	$8,202,883	6.1%

Short-Term Investments
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.74000%	N/A	11/4/2025, 12/12/2025, 12/19/2025	1/2/2026	72,600,000	$72,592,569	$72,592,569	52.8%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.59000%	N/A	12/23/2025	1/6/2026	18,750,000	$18,740,786	$18,740,786	13.6%
United States Treasury Bill(5),(6)	N/A	N/A	N/A	3.52000%	N/A	12/31/2025	1/13/2026	14,000,000	$13,983,805	$13,983,805	10.2%
Total Short-Term Investments									$105,317,160	$105,317,160	76.6%

Muzinich BDC, Inc.

Consolidated Schedule of Investments

As of December 31, 2025

Portfolio Company(11)	Security	Spread Above Index	Floor	Interest Rate/Discount Rate	Payment in Kind Interest Rate	Acquisition Dates	Maturity/ Expiration Date	Principal/ Units	Amortized Cost(1)	Fair Value(2)	Percentage of Net Assets
Money Market Funds
US Bank Money Market Fund	Money Market Fund	N/A	N/A	N/A	N/A	12/31/2019	N/A	4,134	$4,134	$4,134	0.0%
Total Money Market Funds									$4,134	$4,134	0.0%
Total Investments									$250,655,516	$217,267,721	158.2%

Liabilities in Excess of Other Assets										(79,890,527)	(58.2)%
Net Assets										$137,377,194	100.0%

SOFR - Secured Overnight Financing Rate.

(1)	Other than equity investments, the amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method.

(2)	Unless otherwise noted, significant unobservable inputs were used to determine fair value, and all investments are considered “Level 3” under the definition provided in the Accounting Standards Codification Topic 820 (“ASC 820”) fair value hierarchy (Note 7).

(3)	Variable rate security; rate shown is the rate in effect on December 31, 2025. An index may have a negative rate. Interest rate may also be subject to a ceiling or floor.

(4)	Bank loans generally pay interest at rates which are periodically determined by reference to a base lending rate plus a premium. All loans carry a variable rate of interest. These base lending rates are generally (i) the Prime Rate offered by one or more major United States banks, (ii) the lending rate offered by one or more European banks, or (iii) the Certificate of Deposit rate. Bank loans, while exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), contain certain restrictions on resale and cannot be sold publicly. Floating rate bank loans often require prepayments from excess cash flow or permit the borrower to repay at its election. The degree to which borrowers repay, whether as a contractual requirement or at their election, cannot be predicted with accuracy.

(5)	These positions were held as collateral as part of a credit facility agreement. Please see Note 9 for further details.

(6)	Represents securities categorized as “Level 2” assets under the definition provided in the ASC 820 fair value hierarchy (Note 7).

(7)	As defined in the Investment Company Act of 1940, as amended (the “1940 Act”), Muzinich BDC, Inc. (the “Company”) is deemed to be an “affiliated person” of the portfolio company, as the Company owns between 5% or more, up to 25% (inclusive), of the portfolio company’s voting securities (Note 4).

(8)	This investment is not currently income producing.

(9)	This investment is a non-qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended.

(10)	This investment is on non-accrual status. Accordingly, the Company has ceased recognizing interest income on this investment.

(11)	Certain portfolio company investments are subject to contractual restrictions on sales. Refer to footnote 12 of the Consolidated Schedule of Investments as of December 31, 2025 for additional information on our restricted securities.

(12)	These securities were acquired in transactions exempt from registration under the Securities Act and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the Company’s portfolio company investments that were subject to restrictions on sales totaled $8,202,883 at fair value and represented 6.1% of the Company’s net assets.

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

The commitment period of the Company (the “Commitment Period”) was scheduled to last for three years from the date of the Company’s first closing in respect of a Private Offering (the “Initial Closing”), which occurred on August 23, 2019 (the “Initial Closing Date”), subject to the Board of Directors’ right to extend the Commitment Period for up to one additional year in its discretion. On August 9, 2022, the Board of Directors approved the extension of the Commitment Period by one year, to August 23, 2023. The Company’s first drawdown was due on September 25, 2019, and the Commitment Period terminated on August 23, 2023, in accordance with the Board of Directors’ approval. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay the Company’s expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any guarantees or indemnities made by the Company during the Commitment Period and/or (vi) fund any defaulted commitments. Proceeds realized by the Company from the sale or repayment of any investment (as opposed to investment income) during the Commitment Period (but not in excess of the cost of any such investment) may be retained and reinvested by the Company, provided that such additional amounts reinvested will not, in the aggregate, exceed the Company’s total capital commitments. Any amounts so reinvested will not reduce a stockholder’s unfunded capital commitments.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash, money market funds, U.S. government securities and investment-grade debt instruments with original maturities of three months or less when purchased by the Company. The Company deposits its cash and cash equivalents with financial institutions, including pursuant to its custody agreement with U.S. Bank National Association, in amounts that, at times, may exceed the Federal Deposit Insurance Corporation insured limit. The Company’s management believes that the risk of loss associated with any uninsured balances is remote. As of September 30, 2026, the Company’s cash and cash equivalents balance totaled $985,377. As of December 31, 2025, the Company’s cash and cash equivalents balance totaled $3,605,909.

As of September 30, 2026, the Company presents investments in money market funds and U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments.” As of December 31, 2025, the Company presents investments in U.S. Treasury securities on the Consolidated Statements of Assets and Liabilities in “Non-controlled/non-affiliated investments” and investments in money market funds in “Cash and cash equivalents.”

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

Pursuant to Rule 2a-5 under the 1940 Act, the Board has designated the Adviser to determine the fair value of the Company’s investments for which market quotations are not readily available, subject to Board oversight. The Adviser makes this determination in good faith pursuant to valuation procedures approved by the Board of Directors, which include a multi-step valuation process completed each quarter (or more frequently, as appropriate), as described below:

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

When a debt investment is placed on non-accrual status:

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

As of September 30, 2026, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Three Months Ended September 30, 2026)	Interest Income Foregone (Nine Months Ended September 30, 2026)
Quest Bidco (GoApe) LLC	First Lien Delayed Draw Term Loan	$19,501,493	$4,864,606	3 Month SOFR USD + 9.00%	$713,034	$2,043,825
Quest Bidco (GoApe) LLC	Super Senior Priority Term Loan	$20,825	$-	5.00000%	$280	$820

Interest income foregone represents the amount of interest income that would have been recognized during the three and nine months ended September 30, 2026 had such investments remained on accrual status, based on contractual rates in effect during the respective period.

As of September 30, 2026:

●	Non-accrual investments had an aggregate amortized cost of $19.5 million and an aggregate fair value of $4.9 million.

●	Non-accrual investments represented 8.5% and 2.4% of total investments at amortized cost and fair value, respectively.

●	The Company did not recognize any cash interest income on a non-accrual basis during both the three and nine months ended September 30, 2026.

As of December 31, 2025, the following investments were on non-accrual status:

Portfolio Company	Investment Type	Amortized Cost	Fair Value	Contractual Rate	Interest Income Foregone (Year Ended December 31, 2025)
Midwest Trading Group Acquisition, LLC	First Lien Term Loan	$15,483,344	$-	3 Month SOFR USD + 8.75%	$1,031,585
Quest Bidco (GoApe) LLC	Delayed Draw Term Loan	$18,001,493	$10,766,502	3 Month SOFR USD + 9.00%	$1,200,289
Quest Bidco (GoApe) LLC	First Lien Term Loan	$20,825	$12,400	-	$532
Aqua Leisure Recreational	Term Loan B-1	$24,608,323	$17,317,497	-	$630,589
Aqua Leisure Recreational	Term Loan B-2	$343,750	$393,494	-	$-

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

Significant expense categories regularly provided to and reviewed by the CODM include Management Fees and Incentive Fees (each as defined below), interest and financing expenses, professional fees, directors’ fees and expenses, and other general and administrative expenses. These expense categories are reported in the Company’s Consolidated Statements of Operations.

Because the Company operates as a single reportable segment, all required segment disclosures are presented on a consolidated basis.

Recently Issued and Adopted Accounting Pronouncements

The Company evaluates the applicability and potential impact of accounting standards updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not discussed below have been evaluated by the Company and determined to be either not applicable to the Company or not expected to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” The guidance, as amended by ASU 2025-01, requires disaggregated disclosure of certain expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion, within relevant expense captions, as well as disclosure of selling expenses. The guidance is effective for the Company’s annual financial statements beginning with the year ending December 31, 2027, and interim financial statements beginning with the quarter ending March 31, 2028. Early adoption is permitted, and the guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of the guidance on its consolidated financial statement disclosures. Adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2026, the FASB issued ASU 2026-03, “Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2026-03”). ASU 2026-03 requires investment companies within the scope of ASC Topic 946 to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions and requires additional disclosures regarding the amount of any related discount. ASU 2026-03 is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2026-03 on its consolidated financial statements and related disclosures.

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

Although the Company files U.S. federal and state tax returns, its major tax jurisdiction is federal.

Distributions and Components of Net Assets on a Tax Basis

During the nine months ended September 30, 2026, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921
August 10, 2026	August 24, 2026	$16.574	$2,802,679

During the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

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

During both the three and nine months ended September 30, 2026, the Company did not reclassify any amounts, as any reclassifications are determined at year-end.

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

Management Fee

Pursuant to the Investment Management Agreement, the Adviser accrues, on a quarterly basis in arrears, a management fee (the “Management Fee”) equal to 0.25% (i.e., 1.00% annually) of the average of (i) the Company’s NAV (excluding uninvested cash and cash equivalents, which are defined for these purposes as money market funds, U.S. government securities and investment grade debt instruments maturing within one year of purchase of such instrument by the Company) at the end of the then current calendar quarter and (ii) the Company’s NAV (excluding uninvested cash and cash equivalents) at the end of the prior calendar quarter. For the three and nine months ended September 30, 2026 and 2025, the Company incurred Management Fees of $313,135, $966,082, $391,157 and $1,215,231, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not incur any Incentive Fees.

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

For the three and nine months ended September 30, 2026 and 2025, the Company incurred fees of $24,600, $73,800, $33,352 and $55,963, respectively, payable under the Administration Agreement and reflected within Professional Fees on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2026 and 2025, the Company incurred fees of $16,400, $49,200, $22,235 and $37,309, respectively, payable under the Fund Accounting Agreement and reflected within Professional Fees on the Consolidated Statements of Operations.

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

Reimbursement of Certain Expenses

During the three and nine months ended September 30, 2026 and 2025, Muzinich & Co. paid certain operating costs on behalf of the Company, which were recorded by the Company. The Company reimburses Muzinich & Co. for costs paid on its behalf. Amounts reimbursable to Muzinich & Co. related to these expenses totaled $295 and $6,150 for the three months ended September 30, 2026 and 2025, respectively, and $22,256 and $15,820 for the nine months ended September 30, 2026 and 2025, respectively. These amounts are included within “Professional fees payable” and “Accrued other general and administrative expenses,” as applicable, on the Consolidated Statements of Assets and Liabilities.

Shares Held by Affiliated Accounts

As of September 30, 2026, certain entities affiliated with the Adviser held shares of the Company. Muzinich US Private Debt, SCSp held 107,138.5 shares of the Company, or approximately 63.4% of the outstanding shares of the Company, and Muzinich & Co. held 1,832.5 shares of the Company, or approximately 1.1% of the outstanding shares of the Company.

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

During the nine months ended September 30, 2026, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt Investments	Par Value as of September 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Income from PIK Interest	Fair Value as of September 30, 2026	Interest Income
Aqua Leisure Recreation, LLC Second Lien Term Loan	$1,743,829	$-	$1,650,000	-	$-	$-	$(23,842)	$93,829	$1,719,987	$-
Diamond Blade Warehouse LLC First Lien Term Loan	$11,397,508	$11,990,438	$-	$(679,798)	$3,079	$-	$(112,541)	$222,302	$11,423,480	$1,067,047
Quest Bidco (GoApe) LLC First Lien Delayed Draw Term Loan	$19,581,960	$10,766,502	$1,500,000	-	$-	$-	$(7,401,896)	$-	$4,864,606	$-
Quest Bidco (GoApe) LLC Super Senior Priority Term Loan	$22,305	$12,400	$-	-	$-	$-	$(12,400)	$-	$-	$-
Recreational Products Consolidation Company, LLC Promissory Note	$343,750	$-	$343,750	-	$-	$-	$-	$-	$343,750	$-
Total						$-	$(7,550,679)	$316,131	$18,351,823	$1,067,047

Equity Investments - Common Stock	Units as of September 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2026	Dividend Income
QUEST JVCO LIMITED Common Stock Class A	638,245	$-	$-	$-	$-	$-	$-	$-
QUEST JVCO LIMITED Common Stock	111,755	$-	$-	$-	$-	$-	$-	$-
Total					$-	$-	$-	$-

Equity Investments - Preferred Stock	Units as of September 30, 2026	Fair Value as of December 31, 2025	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2026	Dividend Income
Diamond Blade Warehouse LLC Preferred Stock – Class A	1,095,044	$1,808,344	$-	$-	$-	$(136,240)	$1,672,104	$-
Recreational Products Holding Company, LLC Preferred Stock – Class B	25,311,140	$-	$24,608,322	$-	$-	$(4,456,946)	$20,151,376	$-
Total					$-	$(4,593,186)	$21,823,480	$-

Total Affiliates	Income from PIK Interest	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2026
	$316,131	$1,067,047	$-	$(12,143,865)	$40,175,303

During the nine months ended September 30, 2025, the Company had the following transactions with affiliated companies:

Senior Secured Loan Debt Investments	Par Value as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Accretion	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Income from PIK Interest	Fair Value as of September 30, 2025	Interest Income
Midwest Trading Group Acquisition, LLC First Lien Term Loan	$15,682,726	$15,207,254	$-	$(38,811)	$167,713	$-	$(15,413,778)	$256,330	$-	$1,020,365
Diamond Blade Warehouse First Lien Term Loan	$11,779,586	$11,787,557	$-	$-	$270,033	$-	$(137,181)	$245,841	$11,920,409	$1,305,879
Quest Bidco (GoApe) LLC Second Lien Term Loan	$17,431,960	$12,119,884	$1,326,500	$(136,366)	$1,001,530	$-	$(3,830,611)	$1,116,416	$10,753,669	$1,115,915
Quest Bidco (GoApe) LLC Second Lien Term Loan	$20,825	$16,423	$-	$-	$514	$-	$(4,090)	$514	$12,847	$-
Total						$-	$(19,385,660)	$1,619,101	$22,686,925	$3,442,159

Equity Investments - Common Stock	Units as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of September 30, 2025	Dividend Income
Midwest Trading Group Acquisition, LLC Class A-1	500	$341,014	$-	$-	$-	$(341,014)	$-	$-
Midwest Trading Group Acquisition, LLC Class A-3	400	$-	$-	$-	$-	-	$-	$-
Midwest Trading Group Acquisition, LLC Class C	900	$-	$-	$-	$-	-	$-	$-
QUEST JVCO LIMITED - Class A	638,245	$-	$-	$-	$-	-	$-	$-
QUEST JVCO LIMITED - Loan Notes	111,755	$-	$-	$-	$-	-	$-	$-
Total					$-	(341,014)	$-	$-

Equity Investments - Preferred Stock	Units as of September 30, 2025	Fair Value as of December 31, 2024	Acquisitions	Dispositions	Realized Gain (Loss)	Change in Unrealized Appreciation/ Depreciation	Fair Value as of September 30, 2025	Dividend Income
Diamond Blade Warehouse Preferred Stock- Class A	1,095,044	$2,002,864	$-	$-	$-	$150,479	$2,153,343	$-
Total					$-	$150,479	$2,153,343	$-

Total Affiliates	Income from PIK Interest	Interest Income	Realized Gain (Loss)	Change in Unrealized Appreciation/ (Depreciation)	Fair Value as of September 30, 2025
	$-	$3,442,159	$-	$(19,576,195)	$24,840,268

5. Commitments and Contingencies

As of September 30, 2026, the Company had no unfunded commitments to provide debt financing to its portfolio companies.

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

As of September 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.

6. Investments

As of September 30, 2026 and December 31, 2025, the Company had investments in eight and ten portfolio companies, respectively. The following table presents the composition of the Company’s investment portfolio at amortized cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Senior Secured Loan Debt Investments	$89,879,966	$72,656,205	$133,165,847	$103,743,544
Equity Investments - Common Stock	5,120,001	3,534,993	6,179,944	4,459,016
Equity Investments - Preferred Stock	27,668,662	22,049,667	5,988,431	3,743,867
Money Market Funds	5,753,358	5,753,358	-	-
United States Treasury Bill	102,047,740	102,047,740	105,317,160	105,317,160
Total Investments	$230,469,727	$206,041,963	$250,651,382	$217,263,587

100% of the Company’s investments as of September 30, 2026 and December 31, 2025 were within the United States. The industry composition of investments based on fair value, as a percentage of net assets, as of September 30, 2026 and December 31, 2025 was as follows (excluding short-term investments):

	September 30, 2026	December 31, 2025
Leisure Products	17.2%	12.9%
Packaged Foods & Meats	13.6%	12.8%
Automotive	12.4%	11.5%
Commercial Building Products	10.7%	10.6%
Industrial Machinery	10.1%	10.0%
IT Consulting	7.2%	9.6%
Leisure Facilities	3.8%	7.8%
Apparel, Accessories & Luxury Goods	0.9%	5.2%
Diversified Support Services	-%	1.1%
Total	75.9%	81.5%

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

The following tables present the fair value hierarchy of the Company’s investments as of September 30, 2026 and December 31, 2025:

	Fair Value Hierarchy as of September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$72,656,205	$72,656,205
Equity Investments – Common Stock	-	-	3,534,993	3,534,993
Equity Investments – Preferred Stock	-	-	22,049,667	22,049,667
Money Market Funds	5,753,358	-	-	5,753,358
United States Treasury Bill	-	102,047,740	-	102,047,740
Total	$5,753,358	$102,047,740	$98,240,865	$206,041,963

	Fair Value Hierarchy as of December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Senior Secured Loan Debt Investments	$-	$-	$103,743,544	$103,743,544
Equity Investments – Common Stock	-	-	4,459,016	4,459,016
Equity Investments – Preferred Stock	-	-	3,743,867	3,743,867
Money Market Funds	4,134	-	-	4,134
Short-Term Investments	-	105,317,160	-	105,317,160
Total	$4,134	$105,317,160	$111,946,427	$217,267,721

The following tables present changes in the fair value of the Company’s investments for which Level 3 inputs were used to determine the fair value of such investments as of and for the nine months ended September 30, 2026, and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
Senior Secured Loan Debt Investments	2026	2025	2026	2025
Fair value, beginning of period	$73,646,067	$118,232,782	$103,743,544	$139,921,361
Purchases of investments	-	-	4,587,769	1,670,250
Proceeds from principal pre-payments and sales of investments	(1,074,738)	(523,488)	(35,273,144)	(18,328,286)
Net realized loss	20,277	6,583	(15,615,288)	-
Net change in unrealized appreciation/(depreciation)	(1,171,756)	(10,353,889)	12,198,541	(19,366,136)
Payment-in-kind interest	1,234,162	1,933,264	3,098,396	-
Net accretion of discount (amortization of premium) on investments	2,193	122,439	(83,613)	5,520,502
Fair value, end of period	$72,656,205	$109,417,691	$72,656,205	$109,417,691

	For the three months ended September 30,		For the nine months ended September 30,
Equity Investments – Common Stock	2026	2025	2026	2025
Fair value, beginning of period	$3,964,196	$4,414,318	$4,459,016	$3,957,055
Purchases of investments	-	159,943	-	159,943
Proceeds from sales of investments	-	-	-	-
Net realized loss	-	-	(900,000)	-
Net change in unrealized appreciation/(depreciation)	(429,203)	(246,158)	474,835	211,105
Transfers into (out of) Level 3(1)	-	-	(498,858)	-
Fair value, end of period	$3,534,993	$4,328,103	$3,534,993	$4,328,103

	For the three months ended September 30,		For the nine months ended September 30,
Equity Investments – Preferred Stock	2026	2025	2026	2025
Fair value, beginning of period	$23,059,768	$3,739,920	$3,743,867	$3,656,818
Purchases of investments	-	-	24,608,323	231,646
Proceeds from sales of investments	(905,545)	-	(1,754,478)	(55,201)
Net realized loss	502,329	-	(1,333,558)	-
Net change in unrealized appreciation/(depreciation)	(606,885)	(257,077)	(3,713,345)	(405,621)
Net accretion of discount (amortization of premium) on investments	-	-	-	55,201
Transfers into (out of) Level 3(1)	-	-	498,858	-
Fair value, end of period	$22,049,667	$3,482,843	$22,049,667	$3,482,843

(1)	During the nine months ended September 30, 2026, transfers into and out of Level 3 were attributable to the observability of market data and resulted from decreases in liquidity, security restructurings, reclassification, or corporate actions.

The following table presents the net change in unrealized appreciation/(depreciation) of the Company’s investments for the respective periods relating to these Level 3 assets that were still held by the Company as of and for the nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
Net Change in Unrealized Appreciation/(Depreciation)	2026	2025	2026	2025
Senior Secured Loan Debt Investments	$(1,171,756)	$(10,353,889)	$12,198,541	$(19,366,136)
Equity Investments - Common Stock	(429,203)	(246,158)	474,835	211,105
Equity Investments - Preferred Stock	(606,885)	(257,077)	(3,713,345)	(405,621)
Total	$(2,207,844)	$(10,857,124)	$8,960,031	$(19,560,652)

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. The tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Adviser’s determination of fair value.

	Fair Value as of September 30, 2026	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$72,312,455	Discounted cash flow	Discount rate	5.14 - 16.37%	10.30%
Senior Secured Loan Debt Investments	$343,750	Recent Transaction Price(1)	N/A	N/A	N/A
Equity Investments - Common Stock	$3,534,993	Market approach	EBITDA multiples	4.15x - 6.91x	5.47x
Equity Investments - Preferred Stock	$1,898,291	Market approach	EBITDA multiples	6.27x - 7.83x	7.72x
Equity Investments - Preferred Stock	$20,151,376	Recent Transaction Price(2)	N/A	N/A	N/A
Total	$98,240,865

(1)	Transaction price consists of securities recently purchased. The Company determined that there was no change to the valuation based on the underlying assumptions made at the closing of such transactions.
(2)	Privately held assets without available third-party pricing or trading information.

	Fair Value as of December 31, 2025	Valuation Technique	Unobservable Input	Range/Input	Weighted Average Inputs
Senior Secured Loan Debt Investments	$103,743,544	Discounted cash flow	Discount rate	4.24% - 31.47%	13.05%
Equity Investments - Common Stock	$4,459,016	Market approach	EBITDA multiples	3.53x - 6.94x	5.64x
Equity Investments - Preferred Stock	$3,743,867	Market approach	EBITDA multiples	6.43x - 6.80x	7.22x
Total	$111,946,427

8. Net Assets

Common Stock Issuances

During both of the three and nine months ended September 30, 2026, the Company had no common stock issuances.

During both of the three and nine months ended September 30, 2025, the Company had no common stock issuances.

Distributions

During the nine months ended September 30, 2026, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921
August 10, 2026	August 24, 2026	$16.574	$2,802,679

During the nine months ended September 30, 2025, the Company declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

9. Borrowings from Credit Facility

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026 and 2025, the Company’s asset coverage ratio was 268% and 285%, respectively.

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

As of and for the nine months ended September 30, 2026 and as of and for the year ended December 31, 2025, Credit Facility activity was as follows:

	September 30, 2026	December 31, 2025
Outstanding balance as of period-end	$76,976,126	$77,850,000
Average balance during the period when in use	$63,259,891	$67,727,780
Average interest rate during the period when in use	4.13%	4.58%
Interest expense incurred during the period	$458,754	$980,444

As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s borrowings under the Loan Agreement approximated its fair value (which would be classified as Level 2 in the ASC 820 hierarchy). The outstanding balances in the above table are the Company’s amortized cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements under the Loan Agreement.

10. Earnings Per Share

In accordance with the provisions of ASC Topic 260, “Earnings per Share” (“ASC 260”), basic and diluted net increase in net assets resulting from operations per common share is computed by dividing the net increase (decrease) in net assets resulting from operations by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact on earnings, are considered when calculating earnings per share on a diluted basis. As of both September 30, 2026 and 2025, there were no dilutive shares.

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net increase/(decrease) in net assets resulting from operations	$626,083	$(8,091,417)	$(1,770,262)	$(8,244,751)
Weighted average shares of common stock outstanding - basic and diluted	169,101.0	169,101.0	169,101.0	169,101.0
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$3.70	$(47.85)	$(10.47)	$(48.76)

11. Consolidated Financial Highlights

The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025. The per share data has been derived from information provided in the consolidated financial statements.

	For the nine months ended September 30,
	2026 (Unaudited)	2025 (Unaudited)
Per Common Share Operating Performance
Net Asset Value, Beginning of Period	$812.40	$1,016.20
Results of Operations:
Net Investment Income/(Loss)(1)	42.10	66.92
Net Realized Gains/(Losses) and Unrealized Appreciation/(Depreciation)	(52.57)	(115.67)
Net Increase/(Decrease) in Net Assets Resulting from Operations	(10.47)	(48.75)
Distributions to Common Stockholders
Distributions from Net Investment Income	(36.74)	(51.84)
Net Decrease in Net Assets Resulting from Distributions	(36.74)	(51.84)

Net Asset Value, End of Period	$765.19	$915.61

Shares Outstanding, End of Period	169,101.0	169,101.0

Ratio/Supplemental Data
Net assets, end of period	$129,394,332	$154,830,355
Weighted average shares outstanding(2)	169,101.0	169,101.0
Total Return(3)	(1.28)%	(4.94)%
Portfolio turnover(4)	27.78%	1.53%
Ratio of total expenses to average net assets(5)	2.60%	2.64%
Ratio of net investment income/(loss) to average net assets(5)	7.09%	9.04%
Asset coverage ratio	268.10%	285.43%

(1)	The per common share data was derived using weighted average shares outstanding during the respective period.

(2)	Calculated for the nine months ended September 30, 2026 and 2025, respectively.

(3)	Total return is based upon the change in NAV per share between the opening and ending NAVs per share and the issuance of common stock during the respective period, and reflects reinvestment of any distributions to common stockholders. Total returns for periods of less than 12 months are not annualized and do not include a sales load.

(4)	Portfolio turnover is not an annualized amount.

(5)	The ratios reflect an annualized amount.

12. Subsequent Events

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The Company has determined that there were no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of September 30, 2026, except as disclosed below.

Investment Activity

Effective October 6, 2026, borrowings under the Credit Facility were paid down to $0.

Distribution

On November 10, 2026, the Company declared a distribution of $17.796 per share, or $3,009,321, payable on November 19, 2026 to stockholders of record as of November 10, 2026.

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

As of September 30, 2026, we had capital commitments from investors in the amount of $205,000,000. As of September 30, 2026, we had equity capital in the amount of $173,245,890 with 169,101 shares outstanding. As of September 30, 2025, we had capital commitments from investors in the amount of $205,000,000. As of September 30, 2025, we had equity capital in the amount of $179,587,861 with 169,101 shares outstanding. See “Equity Activity” under “Financial Condition, Liquidity and Capital Resources” below for further details. During the Commitment Period (as defined below), we raised equity capital for investment purposes through drawdowns in respect of capital commitments made by investors pursuant to private offerings of our common stock. Our Commitment Period expired on August 23, 2023. Following the expiration of the Commitment Period, investors are released from any further obligation to fund drawdowns, except to the extent necessary to (i) pay our expenses, including management fees, any amounts that may become due under any borrowings or other financings or similar obligations and any other liabilities, contingent or otherwise, in each case to the extent they relate to the Commitment Period, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments in existing portfolio companies, (iv) seek to maintain or protect the value of, or cover expenses related to, investments (including, without limitation, through currency hedging transactions), (v) fund obligations under any guarantees or indemnities made during the Commitment Period and/or (vi) fund any defaulted commitments. We will terminate operations on the fifth anniversary of the termination of the Commitment Period, subject to (i) the Adviser’s determination to extend our life for a maximum of two consecutive one-year periods or (ii) the Adviser’s determination to terminate our operations upon the full realization of our portfolio, or if market opportunities are inadequate to support our ongoing operation.

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

Revenues

We generate revenue in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights. Most of the debt securities we hold are floating rate in nature. The debt we invest in typically is not rated by any rating agency, but if it were, it is likely that such debt would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc. and lower than “BBB-” by Fitch Ratings, Inc. or S&P Global Ratings, a division of S&P Global Inc.), which is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. We intend to structure our debt investments with interest payable quarterly, semi-annually or annually, but we may structure certain investments with terms to provide for longer interest payment periods or to allow interest to be paid by adding amounts due to the principal balance of the loan, such as payment-in-kind (“PIK”) interest, resulting in deferred cash receipts. In addition, we may also generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and consulting fees. Certain of these fees may be capitalized and amortized as additional interest income over the life of the related loan.

Expenses

All investment professionals and staff of our Adviser, when and to the extent engaged in providing us with investment advisory and management services, and the base compensation, bonus and benefits, and the routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Adviser and its affiliates.

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

Portfolio Composition and Investment Activity

As of September 30, 2026, we had 13 debt investments and 13 equity investments in eight portfolio companies, along with three money market fund investments, with an aggregate fair value of approximately $104.0 million. As of September 30, 2025, we had 14 debt investments and 18 equity investments in ten portfolio companies, with an aggregate fair value of approximately $117.2 million. As of both September 30, 2026 and 2025, our debt investments consisted entirely of senior secured loans. Short-term investments as of both September 30, 2026 and 2025 consisted of United States Treasury bills that expire within 120 days of purchase, with an aggregate fair value of approximately $102.0 million and $115.2 million, respectively.

Our investment activity for the nine months ended September 30, 2026 and 2025 is presented below. Information presented herein is at cost unless otherwise indicated.

	For the nine months ended September 30,
	2026	2025
New investments:
Gross investment purchases	$465,749,191	$415,292,037
Less: sold investments	(472,007,046)	(454,233,250)
Total new investments / investments sold	$(6,257,855)	$(38,941,213)

Principal/par/unit amount of investments funded:
Senior secured loan debt investments	$7,037,318	$1,670,250
Equity investments	25,311,140	391,589

Number of new investment commitments	2	5
Average new investment commitment amount	$3,594,277	$412,368
Weighted average maturity for new investment commitments	3.6 Years	2.3 Years
Percentage of new debt investment commitments at floating rates	35%	50%
Percentage of new debt investment commitments at fixed rates	65%	50%
Weighted average spread Secured Overnight Financing Rate of new floating rate investment commitments	10%	9%

As of September 30, 2026 and December 31, 2025, our investments consisted of the following:

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Senior Secured Loan Debt Investments	$89,879,966	$72,656,205	35.26%	$133,165,847	$103,743,544	47.76%
Equity Investments - Common Stock	5,120,001	3,534,993	1.72%	6,179,944	4,459,016	2.05%
Equity Investments - Preferred Stock	27,668,662	22,049,667	10.70%	5,988,431	3,743,867	1.72%
Money Market Funds	5,753,358	5,753,358	2.79%	-	-	-%
United States Treasury Bill	102,047,740	102,047,740	49.53%	105,317,160	105,317,160	48.47%
Total Investments	$230,469,727	$206,041,963	100.00%	$250,651,382	$217,263,587	100.00%

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

Results of Operations

Our operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Total investment income	$3,294,218	$3,594,085	$9,723,962	$14,621,301
Total expenses	982,896	828,378	2,605,535	3,305,400
Net investment income	2,311,322	2,765,707	7,118,427	11,315,901
Total net realized gains (losses)	522,605	-	(17,848,720)	-
Total net change in unrealized appreciation/(depreciation)	(2,207,844)	(10,857,124)	8,960,031	(19,560,652)
Net increase/(decrease) in net assets resulting from operations	$626,083	$(8,091,417)	$(1,770,262)	$(8,244,751)

For the nine months ended September 30, 2026, net assets decreased by $1,770,262 as a result of operations, compared to a decrease of $8,244,751 for the nine months ended September 30, 2025. The smaller decrease primarily reflected a favorable change in net unrealized appreciation (depreciation), partially offset by net realized losses and lower net investment income.

For the three months ended September 30, 2026, operations resulted in a net increase in net assets of $626,083, compared to a net decrease of $8,091,417 for the three months ended September 30, 2025. The change primarily reflected lower net unrealized depreciation and net realized gains, partially offset by lower net investment income.

Investment Income

Our investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment income from non-controlled/non-affiliated investments and cash equivalents
Interest income	$1,787,329	$1,301,115	$5,558,519	$7,598,581
Income from payment-in-kind interest	1,104,979	1,858,324	2,782,265	3,580,561
Total investment income from non-controlled/non-affiliated investments and cash equivalents	$2,892,308	$3,159,439	$8,340,784	$11,179,142
Investment income from affiliated investments
Interest income	$272,727	$359,707	$1,067,047	$1,823,058
Income from payment-in-kind interest	129,183	74,939	316,131	1,619,101
Total investment income from affiliated investments	$401,910	$434,646	$1,383,178	$3,442,159
Total investment income	$3,294,218	$3,594,085	$9,723,962	$14,621,301

Total investment income was $9,723,962 for the nine months ended September 30, 2026, compared to $14,621,301 for the nine months ended September 30, 2025, a decrease of $4,897,339. The decrease reflected a $2,796,073 reduction in interest income (excluding payment-in-kind (“PIK”) interest) and a $2,101,266 reduction in PIK interest income.

Total investment income was $3,294,218 for the three months ended September 30, 2026, compared to $3,594,085 for the three months ended September 30, 2025, a decrease of $299,867. The decrease reflected a $699,101 reduction in PIK interest income, partially offset by a $399,234 increase in interest income (excluding PIK interest).

Expenses

Operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Management fees	$313,135	$391,157	$966,082	$1,215,231
Other operating expenses	669,761	437,221	1,639,453	2,090,169
Total expenses	$982,896	$828,378	$2,605,535	$3,305,400

Total expenses were $2,605,535 for the nine months ended September 30, 2026, compared to $3,305,400 for the nine months ended September 30, 2025, a decrease of $699,865. The decrease reflected a $450,716 reduction in other operating expenses and a $249,149 reduction in management fees. The reduction in other operating expenses primarily reflected lower interest expense resulting from lower average borrowings and interest rates, while the reduction in management fees was associated with lower net assets.

Total expenses were $982,896 for the three months ended September 30, 2026, compared to $828,378 for the three months ended September 30, 2025, an increase of $154,518. The increase reflected a $232,540 increase in other operating expenses, partially offset by a $78,022 reduction in management fees.

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

During the three and nine months ended September 30, 2026 and 2025, we had no common stock issuances.

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

Contractual Obligations

As of September 30, 2026, we had no unfunded commitments to provide debt financing to our portfolio companies.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of both September 30, 2026 and 2025, we had no off-balance sheet arrangements.

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

Distributions

We intend to pay quarterly distributions to our stockholders out of assets legally available for distribution. All dividends and distributions will be subject to lawfully available funds therefor, and no assurance can be given that we will be able to declare distributions in future periods. During the nine months ended September 30, 2026, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
May 8, 2026	May 20, 2026	$20.165	$3,409,921
August 10, 2026	August 24, 2026	$16.574	$2,802,679

During the nine months ended September 30, 2025, we declared the following distributions:

Record Date	Payment Date	Distribution Rate per Share	Distribution Paid
March 21, 2025	April 3, 2025	$2.67	$450,654
May 13, 2025	May 20, 2025	$25.19	$4,259,653
August 7, 2025	August 19, 2025	$23.98	$4,055,041

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

For the three and nine months ended September 30, 2026, we incurred Management Fees of $313,135 and $966,082, respectively. For the three and nine months ended September 30, 2025, we incurred Management Fees of $391,157 and $1,215,231, respectively.

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

For the three and nine months ended September 30, 2026 and 2025, we did not incur any Incentive Fees.

Recent Developments

Investment Activity

Effective October 6, 2026, borrowings under the Credit Facility were paid down to $0.

Distribution

On November 10, 2026, we declared a distribution of $17.796 per share, or $3,009,321, payable on November 19, 2026 to stockholders of record as of November 10, 2026.

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

Interest Rate Risk

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net investment income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) in thousands.

Basis Point Change	Interest Income	Interest Expense	Net Investment Income
-25 Basis Points	$(76)	$64	$(12)
Base Interest Rate	—	—	—
+100 Basis Points	366	(257)	109
+200 Basis Points	754	(513)	241
+300 Basis Points	1,143	(770)	373

This analysis is indicative of the potential impact on our investment income as of September 30, 2026, assuming an immediate and sustained change in interest rates as noted. However, this analysis does not adjust for potential changes in our portfolio or our Credit Facility after September 30, 2026, nor does it take into account any changes in the credit performance of our loans that might occur should interest rates change.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2026 (the end of the period covered by this report), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b) Changes in Internal Control Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including, without limitation, proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. The outcome of any legal or regulatory proceedings cannot be predicted with certainty, and there can be no assurance that any such proceedings, if they are to occur, will not have a material adverse effect on our financial condition or results of operations in any future reporting period.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three or nine months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(a)	None

(b)	None

(c)	During the fiscal quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Muzinich BDC, Inc.

Date: November 12, 2026	By:	/s/ Cheryl Rivkin
		Name:	Cheryl Rivkin
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Rocco DelGuercio
		Name:	Rocco DelGuercio
		Title:	Chief Financial Officer
(Principal Financial Officer)